Form 10-K
ALTRON INC
filed 1995-03-29
CIK 741339

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE FISCAL YEAR ENDED                           COMMISSION FILE NUMBER
     DECEMBER 31, 1994                                       0-13230

                              ALTRON INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             MASSACHUSETTS                             04-2464301
      (STATE OR OTHER JURISDICTION                  (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

  ONE JEWEL DRIVE, WILMINGTON, MASSACHUSETTS             01887
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)

              Registrant's telephone number, including area code:
                                (508) 658-5800

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                                 Common Stock

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X   No
                                      ----    ----
  The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of February 10, 1995 was $103,000,000.

    The number of shares of Common Stock of the Registrant outstanding as of
     December 31, 1994 was:
                                   8,420,497.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III incorporates information by reference from the definitive proxy statement for the 1995 Annual Meeting to be held May 25, 1995.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             ----
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1. BUSINESS

  Altron is a leading contract manufacturer of interconnect products used in advanced electronic equipment. The Company manufactures complex products in the mid-volume sector of the electronic interconnect industry. Altron's products generally require greater engineering and manufacturing expertise than mass-produced, less complex products. The Company manufactures custom-designed backplanes, surface mount assemblies and total systems, as well as multilayer, high density printed circuit boards. Altron works closely with its customers from the early stages of product design and development. The Company provides original design, engineering prototype, preproduction and volume production capabilities.

  Altron believes its capabilities both in manufacturing multilayer, high density printed circuit boards and in providing value added contract manufacturing services advantageously position the Company to serve high growth OEMs in the rapidly changing electronics markets. Altron's OEM customers include a diversified base of manufacturers in the telecommunications, data communications, computer, industrial and medical systems segments of the electronics industry, such as AT&T Corp., Cabletron Systems, Inc., Cascade Communications Corp., Cisco Systems, Inc., Data General Corporation, EMC Corporation, General Datacomm Industries, Inc., General Electric Company, Hewlett-Packard Company, Motorola, Inc., Pyramid Technology Corporation, Siemens Rolm Communications, Inc., Silicon Graphics, Inc., and Stratacom, Inc.

  Altron's strategy is to continue to use its well established high technology printed circuit board manufacturing and engineering capabilities to further expand into the rapidly growing contract manufacturing business, providing products and services including backplanes, surface mount assemblies, power supplies and total systems. Key elements of this strategy include providing its customers with the highest levels of quality, superior service and leading edge technology. In fiscal 1994, approximately 61% of Altron's net sales were attributable to value added contract manufacturing, with the remaining 39% of net sales attributable to printed circuit board manufacturing.

ELECTRONIC INTERCONNECT INDUSTRY OVERVIEW

  Multilayer, High Density Printed Circuit Boards. According to The Institute for Interconnecting and Packaging Electronic Circuits ("IPC"), the United States printed circuit board market was approximately $6 billion in 1994, of which approximately $4.9 billion was attributable to independent manufacturers like Altron. IPC's data also shows that this market grew approximately 10% in 1994, with multilayer, high density printed circuit boards, the fastest growing segment, accounting for approximately 62% of the 1994 market. IPC estimates that the percentage of the printed circuit board market available to independent printed circuit board manufacturers, such as Altron, has increased from 66% to 82% since 1991.

  Value Added Contract Manufacturing. According to IPC, the United States value added contract manufacturing market was approximately $9.4 billion in 1994 and is growing about 20% per year. Based on industry data, the Company believes that OEMs are increasingly relying upon independent manufacturers of complex electronic interconnect products, such as Altron, rather than on in-house ("captive") production. OEMs which have discontinued or curtailed domestic captive printed circuit board or backplane production since 1990 include AT&T Corp., Data General Corporation, Digital Equipment Corporation, General Electric Company, GTE Corporation, Hewlett-Packard Company, Northern Telecomm Limited, Raytheon Company, Unisys Corporation, and Xerox Corporation. Altron believes that the current trend towards increased reliance by OEMs on independent manufacturers reflects the OEMs' recognition that, for complex electronic interconnect products, independent manufacturers can provide greater specialization, expertise, responsiveness and flexibility and can offer shorter delivery cycles than can be achieved by internal production.

  Other factors which lead OEMs to utilize contract manufacturers include:

   Reduced Time-to-Market. Due to intense competitive pressures in the electronics industry, OEMs are faced with increasingly shorter product life-cycles and therefore have a growing need to reduce the time required to bring a product to market. OEMs can reduce their time to market by using a contract manufacturer's established manufacturing expertise and infrastructure.

   Reduced Capital Investment Requirements. As electronic products have become more technologically advanced, the manufacturing process has become increasingly sophisticated and automated, requiring a greater level of investment in capital equipment. By using contract manufacturers, OEMs can reduce their overall capital equipment requirements while maintaining access to advanced manufacturing facilities.

   Focused Resources. Because the electronics industry is experiencing greater levels of competition and rapid technological change, many OEMs increasingly are seeking to focus their resources on activities and technologies in which they add the greatest value. By offering comprehensive electronic assembly and turnkey manufacturing services, contract manufacturers allow OEMs to focus on core technologies and activities such as product development, marketing and distribution.

   Access to Leading Manufacturing Technology. Electronic interconnect products and electronic interconnect product manufacturing technology have become increasingly sophisticated and complex, making it difficult for OEMs to maintain the necessary technological expertise in process development and control. OEMs are motivated to work with a contract manufacturer in order to gain access to the contract manufacturer's process expertise and manufacturing know-how.

   Improved Inventory Management and Purchasing Power. Electronics industry OEMs are faced with increasing difficulties in planning, procuring and managing their inventories efficiently due to frequent design changes, short product life-cycles, large investments in electronic components, component price fluctuations and the need to achieve economies of scale in materials procurement. OEMs can reduce production costs by using a contract manufacturer's volume procurement capabilities. By utilizing a contract manufacturer's expertise in inventory management, OEMs can better manage inventory costs and increase their return on assets.

BUSINESS STRATEGY

  In response to the foregoing industry trends, Altron has transitioned its business from primarily supplying printed circuit boards to producing sophisticated value added electronic interconnect products.

  Altron's business strategy encompasses several elements:

  . Focus on quality. The Altron team strives to insure the highest levels of quality control in all phases of its operations, as quality is a critical competitive factor in the electronic interconnect market. The Company strives for continuous improvement of its processes and has adopted a number of quality improvement and measurement techniques to improve its performance. Altron's two principal plants are ISO 9002 registered.

  . Provide service oriented manufacturing. The Company manufactures almost all of the printed circuit boards used in its total systems, surface mount assemblies and custom designed backplanes in order to maintain control over costs, quality and timely delivery of its products. This vertical integration also allows the Company to provide a broader range of assembly services, including prototype and high technology products.

  . Maintain technology leadership. Altron seeks to deliver advanced manufacturing and test engineering, responsive materials management, and technologically advanced, flexible and service-oriented manufacturing for the complex, leading-edge products of its OEM customers throughout the full product life cycle.

  . Target high value added electronic interconnect products. Altron focuses on leading manufacturers of advanced electronic equipment who generally require custom-designed, more complex interconnect products and short lead-time manufacturing services such as quick turn multilayer printed circuit boards, backplanes and surface mount assemblies and in-house power supply and total systems design. By focusing on such customer needs, Altron has been able to achieve higher margins than many other participants in the electronic interconnect industry.

  . Maintain a diversified customer base. Altron services a diversified customer base spread over a variety of growing industry segments, including more than 100 customers in the telecommunications, data communications, computer, industrial and medical systems segments of the electronics industry. During fiscal 1994, in aggregate Altron's twelve largest customers accounted for approximately 57% of the Company's net sales.

  . Pursue a "partnership" approach with customers. Altron seeks to establish
    "partnerships" with its customers by involving Altron engineers and staff in the early design stages of its customers' product development, and by providing quick-turnaround manufacturing services and just-in-time, kanban and dock-to-stock delivery. Through this approach, Altron seeks to forge lasting customer relationships across a number of products and through multiple product generations.

PRODUCTS AND SERVICES

  Altron produces total systems, surface mount assemblies, custom designed backplanes and multilayer printed circuit boards that are used in the manufacture of sophisticated electronic equipment. For fiscal 1994, Altron's sales of value added contract manufacturing products such as total systems, surface mount assemblies and custom designed backplanes grew 37% and accounted for approximately 61% of total sales. For fiscal 1994, Altron's sales of printed circuit boards grew approximately 10% and accounted for approximately 39% of total sales. Approximately 85% of Altron's printed circuit board sales in fiscal 1994 were sales of multilayer, high density printed circuit boards.

  Total systems include printed circuit board assemblies, backplanes, card racks, and power supplies that are enclosed in housings, which are usually fabricated from steel or aluminum. Altron has developed a highly sophisticated mechanical design capability to provide its customers with design services. This capability allows Altron to establish a close partnership with its customers and gives Altron visibility for potential future customer requirements.

  Custom designed backplanes are assemblies of stamped and plated pins, plastic housings and other components on multilayer or two-sided printed circuit boards. Backplanes are used in electronic systems to distribute power and ground, and to connect printed circuit boards which plug into the backplane with other printed circuit boards, power supplies, and other circuit elements. They also are used to transfer information into and out of the system. As semiconductor speeds have increased and design requirements have become more stringent, backplane complexity has increased significantly, often requiring the use of large multilayer printed circuit boards of six or more layers. The Company manufactures backplanes with up to 32 layers, .300 inches thick, and 2 feet by 3 feet in size. Altron has recently added a complete fine-pitch surface mount assembly operation to its backplane assembly capabilities, and also uses press-fit technologies in backplane assembly.

  Surface mount assembly is a largely automated advanced interconnect technology that involves placing semiconductor components directly on the surface of both sides of a printed circuit board. This surface mount technology ("SMT") allows the leads on integrated circuits and other electronic components to be soldered to the surface of the backplane assembly or printed circuit board rather than being inserted into holes, thereby accommodating a substantially higher number of leads than can be accommodated with less sophisticated pin-through-hole technology. More leads permit the printed circuit board to interconnect a greater density of components, which permits a reduction in the size of the backplane assembly or printed circuit board.

Additionally, SMT allows components to be placed on both sides of the printed circuit board, thereby permitting even greater density.

  Multilayer printed circuit boards consist of three or more layers of a printed circuit board laminated together and interconnected by plated-through holes. Printed circuit boards consist of metallic interconnecting paths on a non-conductive material, typically laminated epoxy glass. Holes drilled in the laminate and plated through with conductive material from one surface to another, called plated-through holes, are used to receive component leads and to interconnect the circuit layers. Multilayer boards increase packaging density, improve power and ground distribution, and permit the use of higher speed circuitry. The development of electronic components with increased speed, higher performance and smaller size has stimulated a demand for multilayer printed circuit boards, as they provide increased reliability, density and complexity. Since even the most sophisticated two-sided printed circuit boards cannot meet the requirements of today's circuit designers for packaging density, an increasing number of designs use multilayer technology.

MANUFACTURING CAPABILITIES AND SERVICES

  Altron seeks to establish "partnerships" with its customers by providing high quality, responsive, flexible manufacturing capabilities and services which include:

  Advanced Manufacturing Equipment. Altron's concentration on more complex electronic interconnect products has necessitated a substantial capital investment in advanced equipment and the continued introduction of new manufacturing processes. Altron has established an engineering capability to select and implement the latest manufacturing technology. For example, the fine lead spacing or "pitch" in SMT requires an exacting printed circuit board manufacturing and assembly process, and Altron has state-of-the-art surface mount assembly operations in all three of its plants. The Company also uses numerically controlled pin installation and high voltage electrical test equipment in its backplane assembly manufacturing, and has developed a design and manufacturing capability for controlled impedance multilayer printed circuit boards and backplane assemblies. Altron's printed circuit board manufacturing operations also require state-of-the-art equipment and processes, and Altron has a computerized artwork generation system, numerically controlled drillers and routers, automatic electroless deposition, dry film photo-imaging, automatic gold plating, computerized electrical testing and automatic optical inspection. In addition, Altron has seven SMT machines, as well as Hewlett-Packard and GenRad Test Equipment, new Nitrogen blanket flow soldering equipment, and two automatic axial lead assembly lines. All three of Altron's plants are staffed with highly experienced SMT engineering and manufacturing teams which provide cost effective, high quality, assembled printed circuit boards, backplanes and total systems.

  Value Added Contract Manufacturing. Computer integrated manufacturing ("CIM") services provided by Altron consist of developing manufacturing processes and tooling and test sequences for new products from product designs received from customers. In addition, Altron's interconnect products division provides design and engineering services in the early stages of product development, thus assuring that both mechanical and electrical considerations are integrated into a total system approach to achieve a producible, high quality and cost effective product. Altron also evaluates customer designs for manufacturability and, when appropriate, recommends design changes to reduce manufacturing costs or lead times or to increase manufacturing yields and the quality of finished backplane assemblies and printed circuit boards.

  Quick-turnaround. Altron's quick-turnaround manufacturing capabilities allow it to better serve the needs of its customers for quick response to their product designs. Shorter customer product life cycles and the need to bring new products to market quickly have created a demand for small quantities of complex multilayer printed circuit boards delivered in relatively short periods of time, typically from three to ten days. Sales of printed circuit boards produced in this manner accounted for approximately 21% of the Company's printed circuit board sales in fiscal 1994. After engineering of an interconnect product is completed, Altron has the capability to manufacture prototype or preproduction versions of such product on a quick-turnaround basis. Altron expects that the demand for engineering and quick-turnaround prototype and preproduction manufacturing services will increase as OEMs' products become more complex and as product life cycles shorten. The Company's continued success depends upon its ability to respond to the evolving needs of customers in a timely manner.

  Multilayer Printed Circuit Board Manufacturing. Altron's ability to manufacture printed circuit boards, including large, complex multilayer printed circuit boards with close tolerance plated-through hole diameters and other characteristics important to backplane applications, is one of the major factors that has enabled it to become an important supplier of complex, technologically advanced backplane assemblies and multilayer printed circuit boards to the electronics industry. The Company began manufacturing multilayer boards in 1979 and in fiscal 1994 multilayer sales constituted 85% of the Company's printed circuit board revenues. Today Altron is capable of efficiently producing commercial quantities of printed circuit boards with up to thirty two layers and circuit track widths as narrow as four mils.

  The manufacture of complex multilayer interconnect products often requires the use of sophisticated circuit interconnections between certain layers (called "blind or buried vias") and adherence to strict electrical characteristics to maintain consistent circuit transmission speeds (referred to as "controlled impedance boards"). These technologies require very tight lamination and etching tolerances and are especially critical for printed circuit boards with ten or more layers. The Company specializes in multilayer boards requiring controlled impedance, and has developed the ability to manufacture large, thick multilayer backplane boards using Cyanate Ester and GETEK base materials for ultra high speed applications. By concentrating on the multilayer segment of the printed circuit board market, where quality, technology and customer service are more important than in the market for less complex boards, the Company faces less direct competition.

  The manufacture of printed circuit boards involves several steps including dry film imaging, photoimageable soldermask processing, computer controlled drilling and routing, automated plating and process controls and achievement of controlled impedance. Manufacture of printed circuit boards used in backplane assemblies requires specialized expertise and equipment because of the size of the backplane relative to other printed circuit boards and the closer hole diameter tolerances required for press-fit pin assembly. Multilayer manufacturing, which involves placing multiple layers of electrical circuitry within a single printed circuit board or backplane, expands the number of circuits and components that can be contained on the interconnect product and increases the operating speed of the system by reducing the distance that electrical signals must travel. Increasing the density of the circuitry in each layer is accomplished by reducing the width of the circuit tracks and placing them closer together on the printed circuit board or backplane. Interconnect products having narrow, closely spaced circuit tracks are known as "fine line" products.

  Materials Procurement and Handling. Materials procurement and handling services provided by Altron include planning, purchasing and warehousing of electronic components and metal housings used in interconnect products. Altron uses a variety of materials in the manufacture of its products, including copper clad laminates, dry film photo resists, connectors, terminals and pins.

  The Company maintains more than one supply source wherever possible, however, a component for a major OEM contract is obtained from a single source. An interruption or loss of this component supply could have a material adverse effect on the Company's business and results of operations.

  ISO 9002 Registration. Altron's Wilmington, Massachusetts plant and its surface mount assembly operations in its Fremont, California plant are ISO 9002 registered. The Company is currently pursuing such registration for its other operations. ISO 9002 registration, which is based on successful implementation of quality assurance requirements and includes continuous examination of every aspect of the Company's business and compliance audits conducted by an independent quality assessor, provides for worldwide acceptance of Altron's quality systems. Altron was one of the first companies in the electronic interconnect industry to achieve ISO 9002 registration. This achievement has been well received by Altron customers, as certain customers will only do business with ISO 9002 registered companies.

CUSTOMERS AND MARKETS

  Altron's twenty-five years of experience is an important factor in attracting and retaining customers, as its business is not protected by any patents. Altron services a diversified customer base spread over a variety of growing industry segments, including more than 100 customers in the telecommunications, data communications, computer, industrial and medical systems segments of the electronics industry. The following table illustrates the major industry segments served by Altron and the products and services provided by the Company to certain OEM customers.



     OEM CUSTOMER                          OEM APPLICATION                     ALTRON PRODUCTS AND SERVICES
---------------------------------------------------------------------------------------------------------------
                                          TELECOMMUNICATIONS
---------------------------------------------------------------------------------------------------------------
  AT&T Corp.                        Transmission systems                  Printed circuit boards
  Motorola, Inc.                    Cellular data communication           Printed circuit boards, backplanes
  Siemens Rolm                      PBX telecommunication equipment       Backplanes, systems
    Communications, Inc.
---------------------------------------------------------------------------------------------------------------
                                          DATA COMMUNICATIONS
---------------------------------------------------------------------------------------------------------------
  Cabletron Systems, Inc.           LAN, bridges, repeaters               Printed circuit boards
  Cascade Communications            ATM networks                          Backplanes
    Corp.
  Cisco Systems, Inc.               Bridges, routers                      Printed circuit boards, backplanes
  General Datacomm                  ATM network routing systems           Design, systems
    Industries, Inc.
  Stratacom, Inc.                   ATM fast packet networks              Backplanes
---------------------------------------------------------------------------------------------------------------
                                              COMPUTER
---------------------------------------------------------------------------------------------------------------
  Data General Corporation          Storage systems                       Backplanes, systems
  EMC Corporation                   Storage systems                       Printed circuit boards, backplanes
  Hewlett-Packard Company           Super mini computers                  Backplanes
  Pyramid Technology                High performance servers              Backplanes, SMT assemblies
    Corporation
  Silicon Graphics, Inc.            Graphic work stations                 Backplanes, systems
---------------------------------------------------------------------------------------------------------------
                                             INDUSTRIAL
---------------------------------------------------------------------------------------------------------------
  Adept Technology, Inc.            Factory automation                    SMT assemblies
  AEG Schneider                     Factory automation                    Printed circuit boards
    Automation, Inc.
  General Electric Company          Drive controllers                     Printed circuit boards
---------------------------------------------------------------------------------------------------------------
                                               MEDICAL
---------------------------------------------------------------------------------------------------------------
  Clinical Diagnostic Systems,      Blood analysers                       Design, systems
    Inc.
  Coulter Corporation               Medical systems                       Printed circuit boards, backplanes,
                                                                          SMT assemblies
  General Electric Company          Diagnostic CT and MRI                 Design, systems, backplanes
---------------------------------------------------------------------------------------------------------------

  Altron seeks to serve a sufficiently large and varied group of customers to avoid dependence on any one major customer or industry segment. For the year ended December 31, 1994, one of the Company's customers, Motorola, Inc., accounted for approximately 13% of the Company's revenues. In addition, in aggregate the Company's twelve largest customers (including Motorola, Inc.) accounted for approximately 57% of the Company's revenues during such period.

  The Company markets its products and services through its marketing and customer service organization of 39 employees, and utilizes 17 independent sales representative organizations located in the major electronics market areas in the United States.

COMPETITION

  The electronic interconnect industry, which includes contract manufacturing, is highly fragmented and is characterized by intense competition. Altron competes in the technologically advanced segment of the electronic interconnect industry, which is also highly competitive but is less fragmented than the industry as a whole. The Company competes against numerous domestic electronic interconnect product manufacturers. In addition, current and prospective customers continually evaluate the merits of manufacturing products internally and will from time to time offer manufacturing services to third parties in order to utilize excess capacity. Certain of the Company's competitors have substantially greater manufacturing, financial and marketing resources than the Company. The Company may be operating at a cost disadvantage compared to manufacturers who have greater direct buying power with component suppliers or who have lower cost structures. During downturns in the electronics industry, OEMs may become more price sensitive.

  The Company believes that the principal competitive factors in the electronic interconnect industry are quality, service, technology, manufacturing capability, regional access, price, reliability, timeliness and flexibility. There can be no assurance that competition from existing or potential competitors will not have a material adverse effect on the Company's results of operations.

  The introduction of lower priced competitive products or significant price reductions by the Company's competitors could result in price reductions that would adversely affect the Company's results of operations, as would the introduction of new technologies which would render existing electronic interconnect technology less competitive or obsolete.

BACKLOG

  Altron's sales are made principally through purchase orders for current needs. The Company's backlog at February 25, 1995 was approximately $41.5 million compared to approximately $27.0 million at February 26, 1994, the majority of which was scheduled to be shipped within 120 days. Variations in the size and delivery schedules of purchase orders received by the Company, as well as changes in customers' delivery requirements, may result in substantial fluctuations in backlog from period to period; accordingly, the Company believes that backlog cannot be considered a meaningful indicator of long-term future financial results.

EMPLOYEES

  The Company had 925 full-time employees as of December 31, 1994. The employees are not represented by a union, and the Company believes its employee relations to be satisfactory. A majority of Company management, officers and executives have over five years of service with the Company.

ENVIRONMENTAL QUALITY

  Proper waste disposal is a major consideration for printed circuit board manufacturers because metals and chemicals are used in the manufacturing process. Water used in the printed circuit board manufacturing process must be treated to remove metal particles and other contaminants before it can be discharged into the municipal sanitary sewer system. Altron has an existing waste treatment system at its Wilmington plant which enables it to comply with governmental regulations relating to the protection of the environment and accommodate anticipated future growth. The Company believes that continued compliance with governmental requirements relating to protection of the environment will not have a material adverse effect on the Company.

  Altron has been advised that contamination resulting from activities of prior owners of an adjacent property has migrated under the Company's manufacturing plant in Wilmington, Massachusetts. The present owner of the adjacent property has assumed responsibility for any remediation activities that may be required and has agreed to indemnify and hold the Company harmless from liabilities and expenses arising from any requirement that the contamination be remediated. Although the Company believes that the present owner's assumption of responsibility will result in no remediation costs to the Company from the contamination, there can be no assurance that the Company will not be subject to some costs regarding this matter.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company are as follows:

                  NAME                   AGE              POSITIONS
                  ----                   ---              ---------
Samuel Altschuler.......................  67 Chairman of the Board of Directors
                                             and President
Burton Doo..............................  64 Executive Vice President and
                                             Director of Altron Incorporated and
                                             President of Altron Systems
                                             Corporation
Peter D. Brennan........................  52 Vice President, Chief Financial
                                             Officer and Treasurer

  MR. ALTSCHULER, a founder of the Company, has been President and a Director of the Company since 1970. In December 1983, Mr. Altschuler was elected Chairman of the Board of Directors. Mr. Altschuler is also a director of MASSBANK Corp.

  MR. DOO, a founder of the Company, has been a Director of the Company since 1970. He was Treasurer from 1973 to 1992 and Senior Vice President from 1978 to December 1983. In December 1983, he was elected Executive Vice President. Mr. Doo has been President of Altron Systems Corporation since its inception.

  MR. BRENNAN has been Chief Financial Officer and Treasurer since June 1992. He has been Vice President of Finance and Corporate Controller since he began his employment with the Company in 1987.

ITEM 2. PROPERTIES

  Altron operates a 185,000 square foot manufacturing plant in Wilmington, Massachusetts which is approximately 15 miles north of Boston. The plant produces multilayer printed circuit boards and interconnect products. Altron believes that this plant is one of the largest independent facilities of its kind in the United States. In 1994, Altron began leasing a 70,000 square foot facility in Fremont, California to manufacture interconnect systems, surface mount assemblies and backplanes for its West Coast customers. Also in 1994, Altron leased a 30,000 square foot plant in Woburn, Massachusetts for the design and manufacture of interconnect systems, surface mount assemblies and power supplies. The Company believes that its existing facilities are adequate for its current needs. See "--Environmental Quality."

ITEM 3. LEGAL PROCEEDINGS

  To the Company's knowledge there are no pending legal proceedings which are material to the Company to which it is a party or to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  The following table sets forth, for the periods indicated, the range of high and low sale prices for the Company's common stock in 1994 and 1993 on The Nasdaq Stock Market's National Market. Prices of the Company's common stock have been retroactively restated to reflect the three-for-two splits of its common stock distributed February 10, 1995 and September 3, 1993. The Company's common stock has been traded under the Nasdaq symbol ALRN since the initial public offering on August 8, 1984.

                                                            1994                 1993
                                                      ---------------      ---------------
                        QUARTER                       HIGH        LOW      HIGH        LOW
                        -------                       ------   ------      ------   ------
   First............................................. 11 7/8    8 1/4       3 3/4   2 3/4
   Second............................................ 12        8           8 1/4   3 3/8
   Third............................................. 13 1/2    9 3/8      16 3/8   7
   Fourth............................................ 16 3/8   12 3/8      15 1/4   7

  The Company has not paid any cash dividends on its common stock and its Board of Directors presently intends to continue this policy in order to retain earnings for the development of the Company's business. As of December 31, 1994, there were approximately 5,000 beneficial shareholders of the Company's common stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The income statement data for each of the years in the three-year period ended December 31, 1994 and balance sheet data as of January 1, 1994 and December 31, 1994 are derived from the audited Consolidated Financial Statements included elsewhere in this Form 10-K. The income statement data for each of the years in the two-year period ended December 28, 1991 and the balance sheet data as of December 29, 1990, December 28, 1991, and January 2, 1993, are derived from audited Consolidated Financial Statements not included in this Form 10-K. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements, related Notes and other financial information included elsewhere in this Form 10-K.

                                                                  FISCAL YEAR ENDED
                                             ------------------------------------------------------------
                                             DECEMBER 29, DECEMBER 28, JANUARY 2, JANUARY 1, DECEMBER 31,
                                                 1990         1991        1993       1994      1994(2)
                                             ------------ ------------ ---------- ---------- ------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
  Net sales.............................       $53,493      $62,086     $68,158    $83,406     $104,202
  Cost of sales.........................        45,841       53,424      58,571     67,020       81,161
                                               -------      -------     -------    -------     --------
  Gross profit..........................         7,652        8,662       9,587     16,386       23,041
  Selling, general and administrative
    expenses............................         5,507        6,432       7,026      7,308        8,645
                                               -------      -------     -------    -------     --------
  Income from operations................         2,145        2,230       2,561      9,078       14,396
  Other income..........................           264           65         108        109          261
  Interest expense......................           466          502         613        582          574
                                               -------      -------     -------    -------     --------
  Income before provision for income
    taxes...............................         1,943        1,793       2,056      8,605       14,083
  Provision for income taxes............           663          718         818      3,445        5,633
                                               -------      -------     -------    -------     --------
  Net income............................       $ 1,280      $ 1,075     $ 1,238    $ 5,160     $  8,450
                                               =======      =======     =======    =======     ========
  Net income per common and common
    equivalent share(1).................       $  0.17      $  0.14     $  0.16    $  0.63     $   0.98
                                               =======      =======     =======    =======     ========
  Weighted average common and common
    equivalent shares outstanding(1)....         7,542        7,559       7,770      8,247        8,653
                                               =======      =======     =======    =======     ========
                                             DECEMBER 29, DECEMBER 28, JANUARY 2, JANUARY 1, DECEMBER 31,
                                                 1990         1991        1993       1994        1994
                                             ------------ ------------ ---------- ---------- ------------
                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital.......................       $10,090      $ 9,817      $13,346    $21,522     $24,542
  Total assets..........................        36,815       38,028       40,461     52,553      68,522
  Long-term debt........................         5,329        5,151        7,165      9,405       8,646
  Stockholders' investment..............        19,291       20,411       21,810     29,452      40,381

--------
(1) Adjusted to reflect the three-for-two splits of the Company's common stock effected February 10, 1995 and September 3, 1993. See Note 8 of Notes to Consolidated Financial Statements.
(2) Reflects the June 9, 1994 acquisition of Astrio, a manufacturer of complex surface-mount assemblies, for $4,685,000, including $3,000,000 in cash and 167,108 shares of Common Stock. In connection with said acquisition, the Company also assumed $1,565,000 in liabilities and incurred $64,000 in acquisition costs. See Note 2 to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements and Notes thereto contained elsewhere herein.

  Printed circuit boards manufactured by the Company and used in its assembly operations are included in value added contract manufacturing sales. Printed circuit board sales represent sales to third parties.

  On June 9, 1994, Altron acquired Astrio, a manufacturer of complex surface mount assemblies, for $4,685,000, including $3,000,000 in cash and 167,108 shares of Common Stock (the "Astrio Acquisition").

  The following table sets forth for the periods indicated the percentage of net sales represented by each line item in the Company's statements of income:

                                                                    FISCAL YEAR ENDED
                                                            ----------------------------------
                                                            JANUARY 2, JANUARY 1, DECEMBER 31,
                                                               1993       1994        1994
                                                            ---------- ---------- ------------
Net sales................................................     100.0%     100.0%      100.0%
Cost of sales............................................      85.9       80.4        77.9
                                                              -----      -----       -----
Gross profit.............................................      14.1       19.6        22.1
Selling, general and administrative expenses.............      10.3        8.8         8.3
                                                              -----      -----       -----
Income from operations...................................       3.8       10.8        13.8
Other income.............................................       0.1        0.1         0.2
Interest expense.........................................       0.9        0.6         0.5
                                                              -----      -----       -----
Income before provision for income taxes.................       3.0       10.3        13.5
Provision for income taxes...............................       1.2        4.1         5.4
                                                              -----      -----       -----
Net income...............................................       1.8%       6.2%        8.1%
                                                              =====      =====       =====

RESULTS OF OPERATIONS

FISCAL 1994 COMPARED TO FISCAL 1993

  Net sales for 1994 increased 25% to $104.2 million from net sales of $83.4 million for 1993. The increase was primarily the result of increased shipments to the Company's largest customers in the data communications, telecommunications and computer segments of the electronics industry, as well as shipments to new customers in these industries. Improvement in general economic conditions in the electronics industry has resulted in overall growth for the Company's major customers in these industries. Data communications and telecommunications customers accounted for approximately 54% of net sales in each of 1994 and 1993. The Company's largest customer in each of 1994 and 1993 was Motorola, Inc., which accounted for approximately 13% of net sales in each year.

  Value added contract manufacturing sales for 1994 increased 37% to $63.1 million or approximately 61% of net sales, compared to 1993 value added contract manufacturing sales of $46.1 million or 55% of net sales. Of the $17.0 million increase, $5.9 million is attributable to the Astrio Acquisition. Printed circuit board sales for 1994 increased 10% to $41.1 million or approximately 39% of net sales, compared to 1993 printed circuit board sales of $37.3 million or 45% of net sales. Although the printed circuit board business will continue to be an important part of the Company's operations, management believes that printed circuit board sales growth will not keep pace with the sales growth anticipated in the value added contract manufacturing business for the foreseeable future.

  Gross profit for 1994 increased 41% to $23.0 million from $16.4 million in 1993. Gross margin as a percentage of net sales for 1994 increased to 22.1% as compared to 19.6% in 1993. The improvement in the Company's gross margin was primarily a result of better absorption of fixed costs due to higher shipment levels, and was also due to manufacturing efficiencies gained through productivity and product yield improvements resulting from additional automated manufacturing systems and processes. Although there can be no assurance that the Company can maintain its current gross margin, management expects to focus on market niches and product mix where there is less competitive pricing pressure and to continue to improve productivity, yields and utilization.

  Selling, general and administrative expenses increased 18% to $8.6 million in 1994 from $7.3 million in 1993. Selling, general and administrative expenses as a percentage of net sales decreased to 8.3% in 1994 from 8.8% in 1993. The increase of $1.3 million in 1994 over 1993 was primarily due to added selling, general and administrative expenses attributable to the Astrio operations since the acquisition. The decline in selling, general and administrative expenses as a percentage of net sales was principally the result of higher net sales combined with management's ability to control expenses.

  Other income for 1994 increased $152,000 to $261,000 from other income of $109,000 in 1993. This increase was principally due to increased interest income which resulted from higher rates of return earned on investments and higher cash balances available for investment. Interest expense for 1994 decreased to $574,000 from $582,000 in 1993. This decrease resulted from a reduced mortgage interest rate which was partially offset by higher term loan borrowings.

  The Company's effective tax rate in 1994 and 1993 reflects a provision of 40% of pretax income.

FISCAL 1993 COMPARED TO FISCAL 1992

  Net sales for 1993 increased 22% to $83.4 million from net sales of $68.2 million in 1992. This increase was primarily the result of a higher volume of shipments to existing customers and shipments to major new customers in the data communications and telecommunications segments of the electronics industry. Value added contract manufacturing sales for 1993 increased 21% to $46.1 million or 55% of net sales, compared to 1992 value added contract manufacturing sales of $38.1 million or 56% of net sales. Printed circuit board sales for 1993 increased 24% to $37.3 million or 45% of net sales, compared to 1992 printed circuit board sales of $30.1 million or 44% of net sales. During 1993, the Company continued to experience pricing pressures from excess capacity in the industry.

  Gross profit for 1993 increased 71% to $16.4 million from $9.6 million in 1992. Gross margin as a percentage of net sales for 1993 increased to 19.6% as compared to 14.1% in 1992. The improvement in the Company's gross margin was due to a higher volume of shipments, product mix, recovery of fixed costs over higher volume and improvements in operating efficiencies resulting primarily from productivity and yield improvements. These increases more than offset the lower pricing which resulted from excess capacity in the industry.

  Selling, general and administrative expenses increased 4% to $7.3 million in 1993 from $7.0 million in 1992. Selling, general and administrative expenses as a percentage of net sales decreased to 8.8% in 1993 from 10.3% in 1992. The increase of $282,000 in 1993 over 1992 was due primarily to higher sales commission costs on increased commissionable sales made by independent sales representatives. The improvement in selling, general and administrative expenses as a percentage of net sales was principally the result of higher net sales.

  Other income for 1993 was approximately the same as for 1992. Interest expense for 1993 decreased to $582,000 from $613,000 in 1992. This decrease resulted from a reduced mortgage interest rate, lower borrowings under the line of credit and higher interest capitalized, which were partially offset by higher term loan borrowings.

  The Company's effective tax rate in 1993 and 1992 reflects a provision of 40% of pretax income.

LIQUIDITY AND CAPITAL RESOURCES

  In 1994, the Company funded its growth primarily from cash generated from operations. These funds were sufficient to meet increased working capital needs, capital expenditures of approximately $7.0 million, and to fund the Astrio Acquisition which utilized $3.0 million in cash.

  At December 31, 1994, the Company had working capital of $24.5 million compared to working capital of $21.5 million at January 1, 1994. Cash and cash equivalents and short term investments at December 31, 1994 were $10.3 million compared to $8.9 million at January 1, 1994.

  At December 31, 1994, the Company had a $5.0 million unsecured line of credit with its bank, all of which was available.

  On February 10, 1995, the Board of Directors adopted a resolution to increase the authorized shares of Common Stock outstanding from 10,000,000 shares to 30,000,000 shares with a par value of $.05 per share. The proposal will be submitted for approval by the stockholders at a special meeting scheduled to be held March 31, 1995.

  The Company believes that its existing bank credit and working capital, together with cash generated from operations, will be sufficient to satisfy anticipated sales growth and investment in manufacturing facilities and equipment. The Company had commitments for approximately $1.5 million of capital expenditures as of December 31, 1994. Management anticipates that capital expenditures in 1995 will approximate 1994 capital expenditures. On March 29, 1995, the Company filed a Registration Statement on Form S-3 to register shares of its common stock with the Securities and Exchange Commission.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Altron Incorporated:

  We have audited the accompanying consolidated balance sheets of Altron Incorporated (a Massachusetts corporation) and subsidiary as of January 1, 1994 and December 31, 1994 and the related consolidated income statements, statements of stockholders' investment and cash flows for the years ended January 2, 1993, January 1, 1994 and December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Altron Incorporated and Subsidiary as of January 1, 1994 and December 31, 1994, and the results of their operations and their cash flows for the years ended January 2, 1993, January 1, 1994 and December 31, 1994 in conformity with generally accepted accounting principles.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index at item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Boston, Massachusetts
March 2, 1995

                       ALTRON INCORPORATED AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                     JANUARY 1, 1994 AND DECEMBER 31, 1994

                                                                                                  1993    1994
                                                                                                 ------- -------
                                                                                                 (IN THOUSANDS)
ASSETS
Current Assets:
    Cash and cash equivalents.................................................................   $ 8,877 $ 8,306
    Short-term investments....................................................................         -   2,028
    Accounts receivable, net of allowance for doubtful accounts of $475 and $625..............    12,429  15,816
    Inventories...............................................................................     8,306  11,519
    Other current assets......................................................................     2,045   2,324
                                                                                                 ------- -------
        Total Current Assets..................................................................    31,657  39,993
Property, Plant and Equipment, net............................................................    20,896  24,510
Costs in Excess of Net Assets of Acquired Company.............................................         -   4,019
                                                                                                 ------- -------
                                                                                                 $52,553 $68,522
                                                                                                 ======= =======
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
    Current portion of long-term debt.........................................................   $   738 $   805
    Accounts payable..........................................................................     5,489   9,275
    Accrued payroll and other employee benefits...............................................     2,443   2,882
    Other accrued expenses....................................................................     1,465   2,489
                                                                                                 ------- -------
        Total Current Liabilities.............................................................    10,135  15,451
                                                                                                 ------- -------
Long-term Debt................................................................................     9,405   8,646
                                                                                                 ------- -------
Deferred Income Taxes.........................................................................     3,561   4,044
                                                                                                 ------- -------
Stockholders' Investment:
    Preferred stock, $1.00 par value --
      Authorized -- 1,000,000 shares
      Issued and outstanding--none............................................................         -       -
    Common stock, $.05 par value --
      Authorized -- 10,000,000 shares
      Issued -- 8,251,473 and 8,577,552 shares in 1993 and 1994...............................       413     429
    Paid-in capital...........................................................................     8,201  10,664
    Retained earnings.........................................................................    21,115  29,565
                                                                                                 ------- -------
                                                                                                  29,729  40,658
  Less treasury stock, at cost (157,055 shares in 1993 and 1994)..............................       277     277
                                                                                                 ------- -------
    Total Stockholders' Investment............................................................    29,452  40,381
                                                                                                 ------- -------
                                                                                                 $52,553 $68,522
                                                                                                 ======= =======

  The accompanying notes are an integral part of these consolidated financial statements.

                       ALTRON INCORPORATED AND SUBSIDIARY

                         CONSOLIDATED INCOME STATEMENTS

              FOR THE YEARS ENDED JANUARY 2, 1993, JANUARY 1, 1994
                             AND DECEMBER 31, 1994

                                             1992         1993         1994
                                          ------------ ------------ -----------
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Sales..............................     $68,158      $83,406     $104,202
Cost of Sales..........................      58,571       67,020       81,161
                                            -------      -------     --------
Gross Profit...........................       9,587       16,386       23,041
Selling, General and Administrative Ex-
 penses................................       7,026        7,308        8,645
                                            -------      -------     --------
Income from Operations.................       2,561        9,078       14,396
Other Income...........................         108          109          261
Interest Expense.......................         613          582          574
                                            -------      -------     --------
Income Before Provision for Income Tax-
 es....................................       2,056        8,605       14,083
Provision for Income Taxes.............         818        3,445        5,633
                                            -------      -------     --------
Net Income.............................     $ 1,238      $ 5,160     $  8,450
                                            =======      =======     ========
Net Income Per Common and Common Equiv-
 alent Share...........................     $  0.16      $  0.63     $   0.98
                                            =======      =======     ========
Weighted Average Common and Common
 Equivalent Shares Outstanding.........       7,770        8,247        8,653
                                            =======      =======     ========


  The accompanying notes are an integral part of these consolidated financial statements.

                       ALTRON INCORPORATED AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

              FOR THE YEARS ENDED JANUARY 2, 1993, JANUARY 1, 1994
                             AND DECEMBER 31, 1994

                                        COMMON STOCK
                                        ------------- PAID-IN RETAINED TREASURY
                                        SHARES AMOUNT CAPITAL EARNINGS  STOCK
                                        ------ ------ ------- -------- --------
                                                    (IN THOUSANDS)
Balance, December 28, 1991............. 7,596   $380  $ 5,547 $14,717   $(233)
  Exercise of stock options............   102      5      175       -       -
  Sale of common stock through employee
   stock purchase plan.................    11      -       25       -       -
  Treasury stock purchased.............     -      -        -       -     (44)
  Net income...........................     -      -        -   1,238       -
                                        -----   ----  ------- -------   -----
Balance, January 2, 1993............... 7,709    385    5,747  15,955    (277)
  Exercise of stock options............   527     27      953       -       -
  Income tax benefit from stock op-
   tions...............................     -      -    1,265       -       -
  Nonqualified options granted.........     -      -      179       -       -
  Sale of common stock through employee
   stock purchase plan.................    16      1       57       -       -
  Net income...........................     -      -        -   5,160       -
                                        -----   ----  ------- -------   -----
Balance, January 1, 1994............... 8,252    413    8,201  21,115    (277)
  Exercise of stock options............   149      7      291       -       -
  Income tax benefit from stock op-
   tions...............................     -      -      408       -       -
  Stock issuance for net assets of ac-
   quired company......................   167      8    1,677       -       -
  Sale of common stock through employee
   stock purchase plan.................    10      1       87       -       -
  Net income...........................     -      -        -   8,450       -
                                        -----   ----  ------- -------   -----
Balance, December 31, 1994............. 8,578   $429  $10,664 $29,565   $(277)
                                        =====   ====  ======= =======   =====


  The accompanying notes are an integral part of these consolidated financial statements.

                       ALTRON INCORPORATED AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED JANUARY 2, 1993, JANUARY 1, 1994
                             AND DECEMBER 31, 1994

                                                     1992     1993      1994
                                                    -------  -------  --------
                                                         (IN THOUSANDS)
Cash Flows from Operating Activities:
  Net income....................................... $ 1,238  $ 5,160  $  8,450
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization..................   2,860    3,199     3,913
    Deferred taxes and nonqualified options........      91      304       348
    (Gain) loss on disposal of property and equip-
     ment..........................................     (85)     113        90
  Changes in current assets and liabilities, net of
   assets acquired:
    Accounts receivable............................    (496)  (3,246)   (2,392)
    Inventories....................................    (387)     423    (2,678)
    Other current assets...........................       5       28      (126)
    Accounts payable...............................  (1,877)     916     3,144
    Accrued expenses...............................     774      541       816
                                                    -------  -------  --------
  Net cash provided by operating activities........   2,123    7,438    11,565
                                                    -------  -------  --------
Cash Flows from Investing Activities:
  Capital expenditures.............................  (3,026)  (5,833)   (6,986)
  Proceeds from sale of equipment..................     200      115        46
  Purchase of a company, net of cash acquired......       -        -    (2,994)
  Net purchases of short-term investments..........       -        -    (2,028)
                                                    -------  -------  --------
  Net cash used in investing activities............  (2,826)  (5,718)  (11,962)
                                                    -------  -------  --------
Cash Flows from Financing Activities:
  Proceeds from issuance of common stock...........     205    1,038       386
  Purchase of treasury stock.......................     (44)       -         -
  Income tax benefit from stock options............       -    1,265       408
  Net decrease in short-term debt..................    (500)       -      (175)
  Proceeds from long-term debt.....................   3,000    3,000         -
  Principal payments of long-term debt.............    (530)    (707)     (793)
                                                    -------  -------  --------
  Net cash provided by (used in) financing activi-
   ties............................................   2,131    4,596      (174)
                                                    -------  -------  --------
Net Change in Cash and Cash Equivalents............   1,428    6,316      (571)
Cash and Cash Equivalents at Beginning of Year.....   1,133    2,561     8,877
                                                    -------  -------  --------
Cash and Cash Equivalents at End of Year........... $ 2,561  $ 8,877  $  8,306
                                                    =======  =======  ========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for:
    Interest....................................... $   690  $   737  $    652
    Income taxes...................................     539    2,165     4,808

Supplemental Disclosure of Noncash Investing Activities: (See Note 2).

  The accompanying notes are an integral part of these consolidated financial statements.

                       ALTRON INCORPORATED AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1994

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 BUSINESS

  Altron Incorporated ("the Company") is a leading contract manufacturer of interconnect products used in advanced electronic equipment. The Company manufactures complex products in the mid-volume sector of the electronic interconnect industry including custom-designed backplanes, surface mount assemblies and total systems, as well as multilayer, high density printed circuit boards. Altron's customers include a diversified base of manufacturers in the telecommunications, data communications, computer, industrial and medical systems segments of the electronics industry.

  On June 9, 1994, Altron Systems Corporation, a wholly-owned subsidiary, completed the acquisition of Astrio Corporation, a manufacturer of complex surface mount assemblies. The acquisition has been accounted for as a purchase, and the results of operations have been included in the accompanying consolidated income statements from the date of acquisition.

 FISCAL YEAR

  The Company's fiscal year ends on the Saturday closest to December 31. In the financial statements, "1992" refers to the year ended January 2, 1993; "1993" refers to the year ended January 1, 1994; and "1994" refers to the year ended December 31, 1994. Operations for fiscal year 1992 include 53 weeks while all other years presented include 52 weeks.

 PRINCIPLES OF CONSOLIDATION

  The accompanying consolidated financial statements include the accounts of the Company and Altron Systems Corporation, its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

 REVENUE RECOGNITION

  The Company recognizes product sales upon shipment.

 CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

  The Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents. Short-term investments are carried at cost, which approximates market value, and have maturities of less than one year.


  The Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement addresses the accounting and reporting for investments in marketable equity securities that have readily determinable fair values and for all investments in debt securities.

  The Company classifies its investment in commercial paper and short-term treasury bills as held-to-maturity given the Company's intent and ability to hold the securities to maturity. In accordance with the statement, held-to-maturity securities are carried at amortized cost.

  In October 1994, the Financial Accounting Standards Board issued SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments", which is effective for fiscal years ending after December 15, 1994. As of December 31, 1994, the Company had no financial instruments requiring disclosure under SFAS No. 119.

                       ALTRON INCORPORATED AND SUBSIDIARY

                               DECEMBER 31, 1994

 NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

  Net income per common and common equivalent share was computed based on the weighted average number of common and common equivalent shares outstanding during each year. Common equivalent shares include outstanding stock options. Fully diluted net income per share has not been separately presented as it would not be materially different from net income per share as presented.

(2) ACQUISITION

  On June 9, 1994, Altron Systems Corporation, a wholly owned subsidiary, completed the acquisition of Astrio Corporation, a manufacturer of complex surface-mount assemblies, for $4,685,000 consisting of $3,000,000 cash and $1,685,000 in Altron's common stock (167,108 shares). In addition, $1,565,000 in liabilities were assumed and related acquisition costs of $64,000 were incurred.

  The acquisition has been accounted for as a purchase, and the results of operations of Altron Systems Corporation since June 9, 1994 have been included in the accompanying consolidated income statements. The aggregate cost of the acquisition exceeded the estimated fair value of the acquired net assets by $4,154,000 which is being amortized on a straight-line basis over an estimated useful life of 15 years. The allocation of the purchase price was based on the fair value of the net assets acquired and is subject to adjustment. The Company continually assesses whether a change in circumstances has occurred subsequent to the acquisition that would indicate that the future useful life of the asset (Costs in Excess of Net Assets of Acquired Company) should be revised. The Company considers the future earnings potential of the original business in assessing the recoverability of this asset.

  The following table presents selected financial information for the Company and its subsidiary on a proforma basis, assuming the companies had been combined as of January 3, 1993. The proforma results are not necessarily indicative of the actual results or future results of operations that would have occurred had the acquisition been made on January 3, 1993.

                                                 YEAR ENDED       YEAR ENDED
                                               JANUARY 1, 1994 DECEMBER 31, 1994
                                               --------------- -----------------
                                                (IN THOUSANDS, EXCEPT PER SHARE
                                                       DATA, UNAUDITED)
   Net sales.................................      $93,027         $107,149
   Net income................................        5,395            8,330
   Net income per common and common equiva-
    lent share...............................        $0.64            $0.95
   Weighted average common and common equiva-
    lent shares outstanding..................        8,413            8,728

(3) INVENTORIES

  Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes materials, labor and manufacturing overhead. Inventories are summarized as follows:

                                                                   1993   1994
                                                                  ------ -------
                                                                  (IN THOUSANDS)
      Raw materials.............................................. $3,466 $ 5,120
      Work-in-process............................................  4,840   6,399
                                                                  ------ -------
                                                                  $8,306 $11,519
                                                                  ====== =======

                       ALTRON INCORPORATED AND SUBSIDIARY

                               DECEMBER 31, 1994
(4) PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment are recorded at cost and consist of the following:

                                                                 1993    1994
                                                                ------- -------
                                                                (IN THOUSANDS)
      Land..................................................... $   465 $   465
      Buildings and improvements...............................  10,247  10,666
      Equipment................................................  30,537  36,237
                                                                ------- -------
                                                                 41,249  47,368
      Less accumulated depreciation............................  20,353  22,858
                                                                ------- -------
                                                                $20,896 $24,510
                                                                ======= =======

  The Company provides for depreciation using the straight-line method over the estimated useful lives of 7 to 40 years for buildings and improvements and 3 to 8 years for equipment.

(5) INCOME TAXES

  Effective January 3, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes," which requires the liability method of accounting. This accounting change had no material effect on net income or net worth.

  The provision for income taxes shown in the accompanying statements of income consists of the following (in thousands):

                                                             1992  1993   1994
                                                             ---- ------ ------
   Federal:
     Current................................................ $541 $2,612 $4,100
     Deferred...............................................   79     78    286
                                                             ---- ------ ------
                                                              620  2,690  4,386
                                                             ---- ------ ------
   State:
     Current................................................  186    708  1,167
     Deferred...............................................   12     47     80
                                                             ---- ------ ------
                                                              198    755  1,247
                                                             ---- ------ ------
   Provision for income taxes............................... $818 $3,445 $5,633
                                                             ==== ====== ======

  The Company had federal and state income taxes currently payable of $81,000 and $154,000 at January 1, 1994 and December 31, 1994, respectively.

  A reconciliation of the Company's effective income tax rate and the statutory federal income tax rate is as follows:

                                                               1992  1993  1994
                                                               ----  ----  ----
   Federal statutory tax rate................................. 34.0% 34.0% 34.0%
   State income taxes, net of federal tax benefit.............  6.3   5.8   5.8
   Other, net.................................................  (.5)   .2    .2
                                                               ----  ----  ----
   Effective tax rate......................................... 39.8% 40.0% 40.0%
                                                               ====  ====  ====

                       ALTRON INCORPORATED AND SUBSIDIARY

                               DECEMBER 31, 1994

  The tax effects of temporary differences included in other current assets as of January 1, 1994 are $420,000 for inventory and receivables, $533,000 for accruals, $72,000 for non-qualified stock options and $120,000 for other net differences. The temporary differences as of December 31, 1994 are $555,000 for inventory and receivables, $615,000 for accruals, $72,000 for non-qualified stock options and $37,000 for other net differences.

  Deferred income taxes as of January 1, 1994 and December 31, 1994 are $3,561,000 and $4,044,000, respectively, and resulted principally from the difference between book and tax depreciation methods.

  For 1993 and 1994, the Company realized tax benefits of $1,265,000 and $408,000, respectively, for disqualifying dispositions of stock options exercised which are deemed compensation for tax purposes. For financial reporting purposes, the benefit is accounted for as a credit to paid-in capital rather than as a reduction of income tax expense.

(6) LONG AND SHORT-TERM DEBT

  Long-term debt consists of the following (in thousands):

                                                                  1993    1994
                                                                 ------- ------
   Ten-year real estate mortgage note........................... $ 5,043 $4,892
   Unsecured term loans.........................................   5,100  4,500
   Other........................................................       -     59
                                                                 ------- ------
                                                                  10,143  9,451
   Less current portion.........................................     738    805
                                                                 ------- ------
   Long-term debt............................................... $ 9,405 $8,646
                                                                 ======= ======

  Maturities of long-term debt are as follows (in thousands):

      FISCAL YEAR
      -----------
        1995............................................................. $  805
        1996.............................................................  3,769
        1997.............................................................  4,877
                                                                          ------
                                                                          $9,451
                                                                          ======

 TEN-YEAR REAL ESTATE MORTGAGE NOTE

  In October 1993, the Company renegotiated its ten-year, first mortgage note with a bank. Under the amended terms, the loan is payable in monthly installments of principal and interest of $37,300 at a fixed interest rate of 5.97% for three years, at which time the interest rate will be renegotiated. The Company's facility, located in Wilmington, Massachusetts, is the security for this loan.

 UNSECURED TERM LOANS

  On May 29, 1992, the Company borrowed $3,000,000 under a five-year, unsecured term loan agreement with quarterly principal payments of $150,000 and monthly interest payable at 7.5%. On September 15, 1993, the Company borrowed a $3,000,000 three-year unsecured term loan at an interest rate of 5.8% payable monthly, and principal payable on September 15, 1996, under an amendment to its term loan agreement with its bank. The term loan agreement contains provisions that the Company maintain certain financial ratios and covenants which the Company met as of January 1, 1994 and December 31, 1994.

                       ALTRON INCORPORATED AND SUBSIDIARY

                               DECEMBER 31, 1994

 SHORT-TERM DEBT

  The Company has an unsecured line of credit with its bank of $5,000,000 at the bank's prime rate. There were no borrowings outstanding under the line of credit and the entire line was available at January 1, 1994 and December 31, 1994.

(7) OPERATING LEASES

  The Company leases computer equipment under noncancelable operating leases. Rental expense for computer leases was $33,000 in 1992, $37,000 in 1993 and $14,000 in 1994.

  The Company rents manufacturing space under lease agreements. Aggregate minimum lease payments under the leases at December 31, 1994 are $342,000, $432,000, $552,000, $566,000 and $582,000 for each of the years 1995 through
1999, respectively, and $899,000 thereafter. Rental expense under the leases was $103,000 in 1992, $120,000 in 1993 and $210,000 in 1994.

(8) STOCKHOLDERS' INVESTMENT

  On August 3, 1993, the Board of Directors declared a three-for-two stock split of its common stock, effected as a 50% stock dividend, to shareholders of record on August 16, 1993 and distributed September 3, 1993. On January 5, 1995, the Board of Directors declared a three-for-two stock split of its common stock effected as a 50% stock dividend to shareholders of record on January 20, 1995 and distributed February 10, 1995. Share quantities and related per share amounts have been retroactively restated to reflect the stock splits.

  On February 10, 1995, the Board of Directors adopted a resolution to increase the authorized shares of common stock outstanding from 10,000,000 shares to 30,000,000 shares with a par value of $.05 per share. The proposal will be submitted for approval by the stockholders at a special meeting scheduled to be held March 31, 1995.

 PREFERRED STOCK

  The stockholders approved the authorization of 1,000,000 shares of preferred stock, $1 par value, on February 14, 1984. The preferred stock is divisible and issuable into one or more series. The rights and preferences of the different series may be established by the Board of Directors without further action by the stockholders. The Board of Directors is authorized, with respect to each series, to fix and determine, among other things: (i) the dividend rate, (ii) the liquidation preference, (iii) whether or not such shares will be convertible into, or exchangeable for, any other securities and (iv) whether or not such shares will have voting rights and, if so, the conditions under which such shares will vote as a separate class.

 STOCK OPTIONS

  The 1981 Stock Option Plan provided for incentive stock options granted at fair market value at the date of grant and nonqualified stock options granted at prices determined by the Board of Directors. All options under the plan are exercisable over a five-year period and expire 10 years from the date of grant. In December 1991, this plan terminated and at December 31, 1994, 64,200 shares were reserved.

  The 1991 Stock Option Plan includes incentive stock options granted at fair market value at the date of grant and nonqualified stock options granted at prices determined by a committee of the Board of Directors. All options are exercisable over a five-year period, commencing 12 months from the date of grant unless

                       ALTRON INCORPORATED AND SUBSIDIARY

                               DECEMBER 31, 1994
accelerated and expire 10 years from the date of grant. On May 19, 1994 the stockholders approved an increase in the total number of shares of common stock reserved for issuance under the Plan to 1,200,000. At December 31, 1994, 901,575 shares of common stock were reserved for issuance.

  The 1989 Nonqualified Stock Option Plan for Non-Employee Directors provided for options exercisable over five years commencing 12 months from the date of grant and expiring 10 years from the date of grant. At December 31, 1994, 18,000 shares were reserved.

  The 1992 and 1993 Stock Option Plans for Non-Employee Directors provided for options exercisable over a two year period from the date of grant and expiring 10 years from the date of grant. The 1993 Stock Option Plan for Non-Employee Directors was approved by the stockholders on May 19, 1994. At December 31, 1994, 67,500 and 75,000 shares were reserved for the 1992 and 1993 Plans, respectively.

  The following table summarizes the stock option activity for the three-year period ended December 31, 1994 (restated for the stock splits):

                                    INCENTIVE               NONQUALIFIED
                                  STOCK OPTIONS            STOCK OPTIONS
                              ----------------------- ---------------------
                                        OPTION PRICE           OPTION PRICE
                               SHARES     PER SHARE   SHARES    PER SHARE
                              --------  ------------- -------  ------------
Outstanding at December 28,
 1991........................  803,475  $1.22- $ 2.67  50,625  $1.67-$2.22
 Granted.....................  272,250   1.83-   2.83  33,750   1.67- 2.11
 Exercised...................  (67,500)  1.22-   2.17 (33,750)  1.67- 2.11
 Canceled....................  (51,750)  2.11-   2.83     -            -
                              --------                -------
Outstanding at January 2,
 1993........................  956,475   1.22-   2.83  50,625   1.67- 2.22
 Granted.....................  280,500   3.22-   8.92  78,750   1.83- 6.61
 Exercised................... (508,275)  1.22-   2.83 (18,000)  1.67- 2.22
 Canceled....................  (37,800)  1.22-   1.83     -            -
                              --------                -------
Outstanding at January 1,
 1994........................  690,900   1.22-   8.92 111,375   1.67- 6.61
 Granted.....................  149,250   8.50-  13.17  45,000   7.08
 Exercised................... (128,025)  1.53-   3.67 (20,475)  1.67- 6.61
 Canceled....................  (28,575)  1.83-   7.08  (5,400)  6.61
                              --------                -------
Outstanding at December 31,
 1994........................  683,550  $1.22- $13.17 130,500  $1.83-$7.08
                              ========                =======
Exercisable at December 31,
 1994........................  235,980  $1.22- $ 8.92  75,600  $1.83-$3.67
                              ========                =======

  Options outstanding at December 31, 1994 expire between April 2, 1996 and December 12, 2004.

  Compensation on nonqualified stock options granted during 1993 amounted to $179,000. All options granted in 1994 were at fair market value.

 EMPLOYEE STOCK PURCHASE PLAN

  The Company maintains an Employee Stock Purchase Plan which provides for two purchase periods during the Company's fiscal year. The purchase price of shares under the Plan is 90% of the lower of the fair market value at the beginning and the end of the period. Substantially all employees with more than one year of service are eligible to participate in the Plan. At December 31, 1994, 147,915 shares of common stock were reserved for issuance.

                       ALTRON INCORPORATED AND SUBSIDIARY

                               DECEMBER 31, 1994

(9) OTHER INCOME

  Other income consists of interest income of $13,000, $218,000 and $351,000 for the years ended 1992, 1993 and 1994, respectively and other income (expense), net of $95,000, $(109,000) and $(90,000) for these respective years.

(10) INTEREST EXPENSE

  Interest expense was $709,000, $710,000 and $654,000 for the years ended 1992, 1993 and 1994, respectively, of which $96,000, $128,000 and $80,000 was capitalized to property, plant and equipment.

(11) SIGNIFICANT CUSTOMERS

  For 1992, no customer accounted for 10% or more of net sales. One customer, Motorola Inc., accounted for approximately 13% of net sales for 1993 and 1994.

(12) EMPLOYEE BENEFIT PLAN

  The Altron Savings and Investment Plan allows all full-time employees with at least one year of service with the Company to participate. Plan participants elect to have contributions made to the Plan under Section 401(k) of the Internal Revenue Code. Company contributions become vested at the rate of 20% for each year of service with the Company. Annual Company contributions to the plan are at the discretion of the Board of Directors and are discretionary in amount. The Company contributed approximately $134,000, $150,000 and $230,000 for the years 1992, 1993 and 1994.

  The Company does not provide post-retirement benefits. Accordingly SFAS No. 106 "Accounting for Post-Retirement Benefits Other Than Pensions" has no impact upon the Company. The Company does not provide benefits for periods after employment but prior to retirement. Accordingly, SFAS No. 112 "Employers' Accounting for Postemployment Benefits" has no impact upon the Company.

(13) QUARTERLY RESULTS (UNAUDITED)

  The following summarized unaudited results of operations for the fiscal quarters in the years ended January 1, 1994 and December 31, 1994 have been accounted for using generally accepted accounting principles for interim reporting purposes and include adjustments (consisting of normal recurring adjustments) which the Company considers necessary for the fair presentation of results for these interim periods:

                                      FIRST  SECOND   THIRD  FOURTH   FISCAL
                                     QUARTER QUARTER QUARTER QUARTER   YEAR
                                     ------- ------- ------- ------- --------
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
1993
Net sales........................... $20,580 $21,230 $20,056 $21,540 $ 83,406
Gross profit........................   3,540   4,115   4,158   4,573   16,386
Net income..........................     875   1,280   1,402   1,603    5,160
Net income per share................    0.11    0.16    0.17    0.19     0.63
1994
Net sales........................... $23,007 $25,372 $26,682 $29,141 $104,202
Gross profit........................   5,100   5,670   5,799   6,472   23,041
Net income..........................   1,825   2,070   2,107   2,448    8,450
Net income per share................    0.21    0.24    0.24    0.28     0.98

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not Applicable

                                    PART III

  The information required by Items 10, 11, 12 and 13 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the 1995 Annual Meeting to be held on May 25, 1995.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

   (a) The following documents are filed as a part of this Report:

       (1) Financial Statements included in Part II of this Report:

           Report of Independent Public Accountants

           Consolidated Income Statements for the fiscal years ended January 2, 1993, January 1, 1994 and December 31, 1994.

           Consolidated Balance Sheets as of January 1, 1994 and December 31,
              1994.

           Consolidated Statements of Stockholders' Investment for the fiscal years ended January 2, 1993, January 1, 1994 and December 31,
               1994.

           Consolidated Statements of Cash Flows for the fiscal years ended
              January 2, 1993, January 1, 1994 and December 31, 1994.

           Notes to Consolidated Financial Statements

       (2) Financial Statement Schedule Included in Part IV of this Report:

           Schedule II--Valuation and Qualifying Accounts

       Schedules other than those listed above have been omitted since they are either not required or the information is otherwise included.

       (3) Exhibits

           The following exhibits are incorporated herein by reference:

           3.1 Articles of Organization of Registrant, as amended (filed as Ex-hibit 3.1 to the Registration Statement Form S-1 [Registration No. 2-89704]).
           3.2 By-laws of Altron Incorporated as amended through March 12, 1990 (filed as Exhibit 3.2 to the Annual Report on Form 10-K for fis-cal year ended December 29, 1990).
          10.1 Altron Incorporated Non-Qualified Stock Option Plan (filed as Ex-hibit 4B to the Registration Statement on Form S-8 [Registration No. 2-94712]).
          10.2 Altron Incorporated 1981 Stock Option Plan (filed as Exhibit 4A to the Registration Statement on Form S-8 [Registration No. 2-94712]).
          10.3 First Amendment to Altron Incorporated 1981 Stock Option Plan (filed as Exhibit 4AA to Post-Effective Amendment No. 1 to Regis-tration Statement on Form S-8 [Registration No. 2-94712]).
          10.4 Altron Incorporated Employee Stock Purchase Plan (filed as Ex-hibit 4A to the Registration Statement on Form S-8 [Registration No. 2-94713]).

       10.5 Altron Incorporated Stock Option Plan for Non-Employee Direc-tors, adopted by the Board of Directors on December 17, 1984
             (filed as Exhibit 10.11 to the Annual Report on Form 10-K for fiscal year ended December 29, 1984 [Registration No. 2-89704]).
       10.6  Second Amendment to the Altron Incorporated 1981 Stock Option
             Plan (filed as Exhibit 10.12 to the Annual Report on Form 10-K for fiscal year ended January 2, 1988 [Registration No. 2-
             94712]).
       10.7  Third Amendment to the Altron Incorporated 1981 Stock Option
             Plan (filed as Exhibit 10.13 to the Annual Report on Form 10-K for fiscal year ended January 3, 1987 [Registration No. 2-
             94712]).
       10.8 Mortgage with Massbank for Savings dated October 1, 1987 (filed as Exhibit 10.14 to the Annual Report on Form 10-K for fiscal year ended January 2, 1988 [Registration No. 2-94712]).
       10.9 Commercial Real Estate Promissory Note with Massbank for Savings dated October 1, 1987 (filed as Exhibit 10.15 to the Annual Re-port on Form 10-K for fiscal year ended January 2, 1988 [Regis-tration No. 2-94712]).
       10.10 Altron Incorporated Stock Option Plan for Non-Employee Direc-tors, adopted by the Board of Directors on December 14, 1989
             (filed as exhibit 10.18 to the Annual Report on Form 10-K for the fiscal year ended December 30, 1989).
       10.11 Altron Savings and Investment Plan, adopted by the Board of Di-rectors on December 14, 1989 (filed as exhibit 10.19 to the An-nual Report on Form 10-K for the fiscal year ended December 30,
             1989).
       10.12 Altron Incorporated 1991 Stock Option Plan, adopted by the Board of Directors on June 20, 1991 (filed as Exhibit 4A to the Regis-tration Statement on Form S-8 [Registration No. 33-45884]).
       10.13 Altron Incorporated Stock Option Plan for Non-Employee Direc-tors, adopted by the Board of Directors on September 30, 1992
             (filed as exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended January 2, 1993).
       10.14 Altron Incorporated Stock Option Plan for Non-Employee Direc-tors, adopted by the Board of Directors on December 22, 1993, (filed as Exhibit 10.14 to the Annual Report on Form 10-K for the fiscal year ended January 1, 1994.)

      The following exhibits are filed herewith:

       10.15 First Amendment to Altron Incorporated Employee Stock Purchase
             Plan, adopted by the Board of Directors on December 21, 1994.
       27    Financial Data Schedule

  (b) Reports on Form 8-K:

    No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1994.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Altron Incorporated


                                          By:     /s/ Samuel Altschuler
                                              -------------------------------
                                                     Samuel Altschuler
                                                         President

Date: March 28, 1995

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                NAME                             TITLE               DATE
                ----                             -----               ----

        /s/ Samuel Altschuler           Chairman of the         March 28, 1995
-------------------------------------   Board of Directors
          SAMUEL ALTSCHULER             and President
                                        (principal executive
                                        officer)

           /s/ Burton Doo               Executive Vice          March 28, 1995
-------------------------------------   President and
             BURTON DOO                 Director

        /s/ Peter D. Brennan            Vice President,         March 28, 1995
-------------------------------------   Chief Financial
          PETER D. BRENNAN              Officer and
                                        Treasurer (principal
                                        financial and
                                        accounting officer)

    /s/ Anthony J. Medaglia, Jr.        Director                March 28, 1995
-------------------------------------
      ANTHONY J. MEDAGLIA, JR.

      /s/ Daniel A. Cronin, Jr.         Director                March 28, 1995
-------------------------------------
        DANIEL A. CRONIN, JR.

      /s/ Thomas M. Claflin, II         Director                March 28, 1995
-------------------------------------
        THOMAS M. CLAFLIN, II

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

  As independent public accountants, we hereby consent to the incorporation of our report, included in this Form 10-K, into Altron Incorporated's previously filed Registration Statements on Form S-8 (File Nos. 2-94712, 2-94713, 33-39744, 33-39980 and 33-45884).

                                          Arthur Andersen LLP

Boston, Massachusetts
March 28, 1995

                                                                     SCHEDULE II

                              ALTRON INCORPORATED

                       VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                   BALANCE AT  CHARGES TO DEDUCTIONS BALANCE AT
                                  BEGINNING OF COSTS AND     FROM      END OF
                                     PERIOD     EXPENSES   RESERVES    PERIOD
                                  ------------ ---------- ---------- ----------
RESERVE FOR DOUBTFUL ACCOUNTS:
 January 2, 1993.................     $375        $123       $123(1)    $375
 January 1, 1994.................      375         128         28(1)     475
 December 31, 1994...............      475         150         --        625

--------
(1) Amounts deemed uncollectible.