Form 10-Q
period 1995-04-01
ALTRON INC
filed 1995-05-11
CIK 741339

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED APRIL 1, 1995

                         COMMISSION FILE NUMBER 0-13230

                              ALTRON INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            MASSACHUSETTS                              04-2464301
   (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)


                                                          01887
   ONE JEWEL DRIVE, WILMINGTON, MA                     (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (508) 658-5800
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                      NONE
                    (FORMER NAME, FORMER ADDRESS AND FORMER
                  FISCAL YEAR, IF CHANGED SINCE LAST REPORT.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [_].

  The number of shares of Common Stock of the Registrant outstanding as of April 1, 1995 was 8,452,988 shares.

================================================================================

                       ALTRON INCORPORATED AND SUBSIDIARY

                                     INDEX

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
 PART I.  FINANCIAL INFORMATION
 ITEM 1.  Financial Statements
          Consolidated Balance Sheets--April 1, 1995 and December 31,
           1994........................................................     3
          Consolidated Income Statements--Three Months Ended April 1,
           1995 and
           April 2, 1994...............................................     4
          Consolidated Statements of Cash Flows--Three Months Ended
           April 1, 1995 and April 2, 1994.............................     5
          Notes to Consolidated Financial Statements...................     6
 ITEM 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................     7
 PART II. OTHER INFORMATION
 ITEM 4.  Submission of Matters to a Vote of Security Holders..........     8
 ITEM 6.  Exhibits and Reports on Form 8-K.............................     8
          Signatures...................................................     9

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       ALTRON INCORPORATED AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                        APRIL 1,   DECEMBER 31,
                                                          1995         1994
                                                       ----------- ------------
                        ASSETS                         (UNAUDITED)
Current Assets:
  Cash and cash equivalents........................... $     9,187   $ 8,306
  Short-term investments..............................       2,059     2,028
  Accounts receivable, less allowances of $650 and
   $625...............................................      17,868    15,816
  Inventories.........................................      15,402    11,519
  Other current assets................................       2,839     2,324
                                                       -----------   -------
    Total Current Assets..............................      47,355    39,993
Property, Plant and Equipment, net....................      25,740    24,510
Costs in Excess of Net Assets of Acquired Company.....       3,946     4,019
                                                       -----------   -------
                                                       $    77,041   $68,522
                                                       ===========   =======
       LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
  Current portion of long-term debt................... $       796   $   805
  Accounts payable....................................      11,994     9,275
  Accrued payroll and other employee benefits.........       3,760     2,882
  Other accrued expenses..............................       3,130     2,489
                                                       -----------   -------
    Total Current Liabilities.........................      19,680    15,451
                                                       -----------   -------
Long-term Debt........................................       8,455     8,646
                                                       -----------   -------
Deferred Income Taxes.................................       5,541     4,044
                                                       -----------   -------
Stockholders' Investment:
  Preferred stock, $1.00 par value--
   Authorized--1,000,000 shares
   Issued and outstanding--none.......................         --        --
  Common stock, $.05 par value--
   Authorized--30,000,000 shares
   Issued--8,610,042 and 8,577,552 shares.............         431       429
  Paid-in capital.....................................      10,726    10,664
  Retained earnings...................................      32,485    29,565
                                                       -----------   -------
                                                            43,642    40,658
  Less treasury stock, at cost, 157,054 shares........         277       277
                                                       -----------   -------
    Total Stockholders' Investment....................      43,365    40,381
                                                       -----------   -------
                                                       $    77,041   $68,522
                                                       ===========   =======

                  The accompanying notes are an integral part of these consolidated financial statements.

                       ALTRON INCORPORATED AND SUBSIDIARY

                         CONSOLIDATED INCOME STATEMENTS
                (IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

                                                            THREE MONTHS ENDED
                                                            --------------------
                                                            APRIL 1,   APRIL 2,
                                                              1995       1994
                                                            ---------  ---------
Net Sales.................................................. $  32,662  $  23,007
Cost of Sales..............................................    25,256     17,907
                                                            ---------  ---------
Gross Profit...............................................     7,406      5,100
Selling, General and Administrative Expenses...............     2,593      1,955
                                                            ---------  ---------
Income from Operations.....................................     4,813      3,145
Other Income...............................................       168         56
Interest Expense...........................................       116        161
                                                            ---------  ---------
Income Before Provision for Income Taxes...................     4,865      3,040
Provision for Income Taxes.................................     1,945      1,215
                                                            ---------  ---------
Net Income................................................. $   2,920  $   1,825
                                                            =========  =========
Net Income Per Common and Common Equivalent Share.......... $     .33  $     .21
                                                            =========  =========
Weighted Average Common and Common Equivalent Shares
 Outstanding...............................................     8,922      8,565
                                                            =========  =========


                  The accompanying notes are an integral part of these consolidated financial statements.

                       ALTRON INCORPORATED AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS, UNAUDITED)

                                                        THREE MONTHS ENDED
                                                        ---------------------
                                                        APRIL 1,    APRIL 2,
                                                          1995        1994
                                                        ---------   ---------
Cash Flows From Operating Activities:
Net income............................................. $   2,920   $   1,825
Adjustments to reconcile net income to net cash flows
 provided by
 operating activities:
  Depreciation and amortization........................     1,147       1,050
  Deferred income taxes................................     1,097       1,215
  Changes in current assets and liabilities:
    Accounts receivable................................    (2,052)     (1,828)
    Inventories........................................    (3,883)     (1,076)
    Other current assets...............................      (115)         29
    Accounts payable...................................     2,719       1,005
    Accrued expenses...................................     1,519         894
                                                        ---------   ---------
Net cash provided by operating activities..............     3,352       3,114
                                                        ---------   ---------
Cash Flows From Investing Activities:
  Capital expenditures.................................    (2,335)     (1,238)
                                                        ---------   ---------
Net cash used in investing activities..................    (2,335)     (1,238)
                                                        ---------   ---------
Cash Flows From Financing Activities:
  Proceeds from issuance of common stock...............        64          50
  Principal payments of long-term debt.................      (200)       (337)
                                                        ---------   ---------
Net cash used in financing activities..................      (136)       (287)
                                                        ---------   ---------
Net Change In Cash And Cash Equivalents................       881       1,589
Cash And Cash Equivalents, Beginning Of Period.........     8,306       8,877
                                                        ---------   ---------
Cash And Cash Equivalents, End Of Period............... $   9,187   $  10,466
                                                        =========   =========
Supplemental Disclosures Of Cash Flow Information:
  Cash paid during the period for:
    Interest........................................... $     145   $     188
    Income taxes.......................................       600         355

                  The accompanying notes are an integral part of these consolidated financial statements.

                       ALTRON INCORPORATED AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BUSINESS

  Altron Incorporated (the "Company") is a leading contract manufacturer of interconnect products used in advanced electronic equipment. The Company manufactures complex products in the mid-volume sector of the electronic interconnect industry including custom-designed backplanes, surface mount assemblies and total systems, as well as multilayer, high density printed circuit boards. Altron's customers include a diversified base of manufacturers in the telecommunications, data communications, computer, industrial and medical systems segments of the electronics industry.

  On June 9, 1994, Altron Systems Corporation, a wholly-owned subsidiary, completed the acquisition of Astrio Corporation, a manufacturer of complex surface mount assemblies. The acquisition has been accounted for as a purchase, and the results of operations have been included in the accompanying consolidated income statements from the date of acquisition.

(2) INTERIM FINANCIAL STATEMENTS

  In the opinion of management, these interim financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary for a fair presentation of the results for such periods. The unaudited results of operations for the quarter ended April 1, 1995 are not necessarily indicative of the results of operations for the full year.

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

  For information as to the significant accounting policies followed by the Company and other financial and operating information, see the Company's Form 10-K for the year ended December 31, 1994 as filed with the Securities and Exchange Commission (Commission File No. 0-13230). These interim financial statements should be read in conjunction with the financial statements included in the Form 10-K.

(3) INVENTORIES

  Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes materials, labor and manufacturing overhead. Inventories are summarized as follows (in thousands, April 1, 1995 unaudited):

                                                           APRIL 1, DECEMBER 31,
                                                             1995       1994
                                                           -------- ------------
     Raw materials........................................ $ 7,492    $ 5,120
     Work-in-process......................................   7,910      6,399
                                                           -------    -------
                                                           $15,402    $11,519
                                                           =======    =======

(4) SHORT-TERM DEBT

  The Company has an unsecured line of credit available with its bank of $5,000,000 at the bank's prime rate. There were no borrowings outstanding under the line of credit and the entire line was available at April 1, 1995 and December 31, 1994.

(5) SIGNIFICANT CUSTOMERS

  One customer, Motorola Inc., accounted for 17% and 14% of net sales for the three month periods ended April 1, 1995 and April 2, 1994, respectively.

                              ALTRON INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Net sales for the first quarter of 1995 increased 42% to $32.7 million from net sales of $23.0 million for the same quarter of 1994. The increase was primarily the result of increased shipments to the Company's major customers in the communications and computer segments of the electronics industry. The Company's largest customer in each of the first quarters of 1995 and 1994 was Motorola, Inc., which accounted for 17% and 14% of net sales, respectively.

  Value added contract manufacturing sales for the first quarter of 1995 increased 77% to $23.9 million or approximately 73% of net sales, compared to $13.5 million or 59% of net sales in the first quarter of 1994. Of the $10.4 million increase in value added contract manufacturing sales, $5.2 million is attributable to Altron Systems Corporation. Printed circuit board sales for the first quarter of 1995 were $8.8 million or approximately 27% of net sales, compared to $9.5 million or 41% of net sales in the first quarter of 1994.

  Gross profit for the first quarter of 1995 increased 45% to $7.4 million from $5.1 million in 1994. Gross margin as a percentage of net sales for 1995 increased to 22.7% as compared to 22.2% in 1994. The improvement in the Company's gross margin resulted primarily from better absorption of fixed costs due to the higher volume of shipments and was also due to increased manufacturing efficiencies resulting from productivity and product yield improvements.

  Selling, general and administrative expenses increased to $2.6 million in the first quarter of 1995 from $2.0 million for the same period a year ago. The increase was due primarily to the added selling, general and administrative expenses attributable to Altron Systems Corporation. Selling, general and administrative expenses as a percentage of net sales decreased to 7.9% in the first quarter of 1995 from 8.5% for the same quarter of 1994. The decline in selling, general and administrative expenses as a percentage of net sales was principally the result of higher net sales.

  Other income increased $112,000 in the first quarter of 1995 as compared to the first quarter of 1994. This increase was principally due to increased interest income which resulted from higher rates of return earned on investments and higher cash balances available for investment. Interest expense was $45,000 lower in the first quarter of 1995 than 1994 as a result of reduced outstanding borrowings and higher capitalized interest.

LIQUIDITY AND CAPITAL RESOURCES

  At April 1, 1995, the Company had working capital of $27.7 million compared to $24.5 million at December 31, 1994. Cash and cash equivalents and short-term investments were $11.2 million at April 1, 1995 and $10.3 million at December 31, 1994.

  At April 1, 1995, the Company had a $5,000,000 line of credit arrangement with its bank, all of which was available.

  On March 31, 1995, the Company's stockholders approved a resolution to increase the authorized shares of the Company's common stock from 10,000,000 to 30,000,000 shares with a par value of $.05 per share.

  The Company believes that its existing bank credit and working capital, together with funds generated from operations, will be sufficient to satisfy anticipated sales growth and investment in manufacturing facilities and equipment. The Company had commitments for approximately $700,000 of capital expenditures as of April 1, 1995. On March 29, 1995, the Company filed a Registration Statement on Form S-3 to register shares of its common stock with the Securities and Exchange Commission.

                              ALTRON INCORPORATED

                           PART II--OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At a Special Meeting of Stockholders held on March 31, 1995, the Company's Stockholders approved by a vote of 6,797,596 for, 594,208 against and 16,602 abstaining, an amendment to the Company's Articles of Organization increasing the number of authorized shares of common stock, par value $.05 par share, from 10,000,000 to 30,000,000 shares. The Company solicited proxies for the Special Meeting pursuant to Regulation 14 under the Securities Exchange Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

       27 -- Financial Data Schedule

  (b)  Reports on Form 8-K

       No reports on Form 8-K were filed by the Company during the quarter ended April 1, 1995.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THE REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          ALTRON INCORPORATED

                NAME                             TITLE                    DATE
                ----                             -----                    ----

   /s/ SAMUEL ALTSCHULER             Chairman of the Board of         May 11, 1995
____________________________________ Directors and President
   SAMUEL ALTSCHULER                 (principal executive
                                     officer)

   /s/ BURTON DOO                    Executive Vice President         May 11, 1995
____________________________________ and Director, President,
   BURTON DOO                        Altron Systems Corporation

   /s/ PETER D. BRENNAN              Vice President, Chief            May 11, 1995
____________________________________ Financial Officer and
   PETER D. BRENNAN                  Treasurer (principal
                                     financial and accounting
                                     officer)