Form 10-K/A
ALTRON INC
filed 1995-05-24
CIK 741339

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

 FOR THE FISCAL YEAR ENDED DECEMBER          COMMISSION FILE NUMBER 0-13230
              31, 1994

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             ----
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ALTRON INCORPORATED


                                       By:   /s/ Peter D. Brennan
                                          ------------------------------
                                          Peter D. Brennan
                                          Vice President, Chief
                                          Financial Officer and
                                          Treasurer (principal
                                          financial and accounting
                                          officer)

May  , 1995