Form 10-Q
period 1995-07-01
ALTRON INC
filed 1995-08-15
CIK 741339

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED JULY 1, 1995

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

  The number of shares of Common Stock of the Registrant outstanding as of July 1, 1995 was 9,924,159 shares.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      ALTRON INCORPORATED AND SUBSIDIARIES

                                     INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
 PART I.  FINANCIAL INFORMATION
 ITEM 1.  Financial Statements
          Consolidated Balance Sheets--July 1, 1995 and December 31,
           1994.........................................................     3
          Consolidated Income Statements-- Three and Six Months Ended
           July 1, 1995 and
           July 2, 1994.................................................     4
          Consolidated Statements of Cash Flows--Six Months Ended July
           1, 1995 and
           July 2, 1994.................................................     5
          Notes to Consolidated Financial Statements....................     6
 ITEM 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................     8
 PART II. OTHER INFORMATION
 ITEM 4.  Submission of Matters to a Vote of Security Holders...........     9
 ITEM 6.  Exhibits and Reports on Form 8-K..............................     9
          Signatures....................................................    10

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      ALTRON INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                         JULY 1,   DECEMBER 31,
                                                          1995         1994
                                                       ----------- ------------
                        ASSETS                         (UNAUDITED)
Current Assets:
  Cash and cash equivalents...........................  $ 31,697     $ 8,306
  Short-term investments..............................       --        2,028
  Accounts receivable, less allowances of $675 and
   $625...............................................    18,899      15,816
  Inventories.........................................    16,364      11,519
  Other current assets................................     2,795       2,324
                                                        --------     -------
    Total Current Assets..............................    69,755      39,993
                                                        --------     -------
Property, Plant and Equipment, net....................    27,186      24,510
                                                        --------     -------
Costs in Excess of Net Assets of Acquired Company.....     3,877       4,019
                                                        --------     -------
                                                        $100,818     $68,522
                                                        ========     =======
       LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
  Current portion of long-term debt...................    $  171     $   805
  Accounts payable....................................    10,324       9,275
  Accrued payroll and other employee benefits.........     3,447       2,882
  Other accrued expenses..............................     3,188       2,489
                                                        --------     -------
    Total Current Liabilities.........................    17,130      15,451
                                                        --------     -------
Long-term Debt........................................     7,663       8,646
                                                        --------     -------
Deferred Income Taxes.................................     4,487       4,044
                                                        --------     -------
Stockholders' Investment:
  Preferred stock, $1.00 par value--
   Authorized--1,000,000 shares
   Issued and outstanding--none.......................       --          --
  Common stock, $.05 par value--
   Authorized--30,000,000 shares
   Issued--10,081,213 and 8,577,552 shares............       504         429
  Paid-in capital.....................................    35,442      10,664
  Retained earnings...................................    35,869      29,565
                                                        --------     -------
                                                          71,815      40,658
  Less treasury stock, at cost, 157,054 shares........       277         277
                                                        --------     -------
    Total Stockholders' Investment....................    71,538      40,381
                                                        --------     -------
                                                        $100,818     $68,522
                                                        ========     =======

                 The accompanying notes are an integral part
                  of these consolidated financial statements.

                      ALTRON INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                (IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

                                           THREE MONTHS ENDED  SIX MONTHS ENDED
                                           ------------------- -----------------
                                            JULY 1,   JULY 2,  JULY 1,  JULY 2,
                                             1995      1994      1995     1994
                                           --------- --------- -------- --------
Net Sales................................  $  34,724 $  25,372 $ 67,386 $ 48,379
Cost of Sales............................     26,634    19,702   51,891   37,609
                                           --------- --------- -------- --------
Gross Profit.............................      8,090     5,670   15,495   10,770
Selling, General and Administrative Ex-
 penses..................................      2,608     2,130    5,200    4,085
                                           --------- --------- -------- --------
Income from Operations...................      5,482     3,540   10,295    6,685
Other Income.............................        254        39      422       95
Interest Expense.........................         96       130      212      291
                                           --------- --------- -------- --------
Income Before Provision for Income Taxes.      5,640     3,449   10,505    6,489
Provision for Income Taxes...............      2,256     1,379    4,201    2,594
                                           --------- --------- -------- --------
Net Income...............................  $   3,384 $   2,070 $  6,304 $  3,895
                                           ========= ========= ======== ========
Net Income Per Common and Common Equiva-
 lent Share..............................  $     .36 $     .24 $    .69 $    .45
                                           ========= ========= ======== ========
Weighted Average Common and Common Equiv-
 alent Shares Outstanding................      9,402     8,631    9,182    8,601
                                           ========= ========= ======== ========


                 The accompanying notes are an integral part
                  of these consolidated financial statements.

                      ALTRON INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS, UNAUDITED)

                                                           SIX MONTHS ENDED
                                                           ------------------
                                                           JULY 1,   JULY 2,
                                                             1995      1994
                                                           --------  --------
Cash Flows from Operating Activities:
Net income................................................ $  6,304  $  3,895
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation and amortization...........................    2,514     2,075
  Deferred income taxes...................................       43     1,055
  Changes in current assets and liabilities, net of assets
   acquired:
    Accounts receivable...................................   (3,083)   (2,073)
    Inventories...........................................   (4,845)   (2,291)
    Other current assets..................................      (71)     (683)
    Accounts payable......................................    1,049     3,565
    Accrued expenses......................................    1,264     1,168
                                                           --------  --------
Net cash provided by operating activities.................    3,175     6,711
                                                           --------  --------
Cash Flows from Investing Activities:
  Decrease in short-term investments......................    2,028       --
  Capital expenditures....................................   (5,048)   (3,154)
  Purchase of a company, net of cash acquired.............      --     (2,994)
                                                           --------  --------
Net cash used in investing activities.....................   (3,020)   (6,148)
                                                           --------  --------
Cash Flows from Financing Activities:
  Net decrease in short-term debt.........................      --       (175)
  Principal payments of long-term debt....................   (1,617)     (528)
  Proceeds from issuance of common stock..................   24,853       118
                                                           --------  --------
Net cash provided by (used in) financing activities.......   23,236      (585)
                                                           --------  --------
Net Change in Cash and Cash Equivalents...................   23,391       (22)
Cash and Cash Equivalents, Beginning of Period............    8,306     8,877
                                                           --------  --------
Cash and Cash Equivalents, End of Period.................. $ 31,697  $  8,855
                                                           ========  ========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest.............................................. $    289  $    342
    Income taxes..........................................    3,885     2,285
Supplemental Disclosure of Noncash Investing Activities:
 (See Note 1).


                The accompanying notes are an integral part of
                   these consolidated financial statements.

                     ALTRON INCORPORATED AND SUBSIDIARIES

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

  On June 9, 1994, Altron Systems Corporation, a wholly-owned subsidiary, completed the acquisition of Astrio Corporation, a manufacturer of complex surface mount assemblies. The purchase price was $4,685,000 consisting of $3,000,000 cash and $1,685,000 in Altron's common stock (167,108 shares). In addition, $1,565,000 in liabilities were assumed and related acquisition costs of $64,000 were incurred. The acquisition has been accounted for as a purchase, and the results of operations have been included in the accompanying consolidated income statements from the date of acquisition.

  On May 26, 1995, the Company completed a public offering of 1,395,000 shares of its common stock, resulting in net proceeds of approximately $24.4 million. On June 9, 1995, the Company formed Altron Securities Corporation, a wholly-owned Massachusetts investment subsidiary.

(2) INTERIM FINANCIAL STATEMENTS

  In the opinion of management, these interim financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary for a fair presentation of the results for such periods. The unaudited results of operations for the quarter and six months ended July 1, 1995 are not necessarily indicative of the results of operations for the full year.

  The accompanying consolidated financial statements include the accounts of the Company, Altron Systems Corporation and Altron Securities Corporation, its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

(3) INVENTORIES

  Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes materials, labor and manufacturing overhead. Inventories are summarized as follows (in thousands):

                                                            JULY 1, DECEMBER 31,
                                                             1995       1994
                                                            ------- ------------
     Raw materials......................................... $ 8,168   $ 5,120
     Work-in-process.......................................   8,196     6,399
                                                            -------   -------
                                                            $16,364   $11,519
                                                            =======   =======

(4) SHORT-TERM DEBT

  The Company has a $5,000,000 unsecured line of credit available with its bank at the bank's prime rate. There were no borrowings outstanding under the line of credit and the entire line was available at July 1, 1995 and December 31, 1994. On June 13, 1995, the Company paid off the balance of $1,200,000 on the five-year unsecured term loan which originated in May 1992.

                     ALTRON INCORPORATED AND SUBSIDIARIES

(5) STOCKHOLDERS' INVESTMENT

  On May 25, 1995, the Company's stockholders approved the 1995 Employee Stock Purchase Plan, the 1995 Stock Option Plan for Non-Employee Directors and an amendment to the Company's 1991 Stock Option Plan which increased the number of shares of common stock reserved for issuance under the Plan from 1,200,000 to 2,000,000. Shares of common stock reserved for issuance under the 1995 Employee Stock Purchase Plan and the 1995 Stock Option Plan for Non-Employee Directors were 300,000 and 50,000, respectively.

(6) SIGNIFICANT CUSTOMERS

  One customer, Motorola Inc., accounted for approximately 17% and 16% of net sales for the six month periods ended July 1, 1995 and July 2, 1994, respectively.

                     ALTRON INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Net sales for the second quarter of 1995 increased 37% to $34.7 million from net sales of $25.4 million for the same quarter of 1994. Net sales for the first six months of 1995 increased 39% to $67.4 million compared to $48.4 million for the same period last year. The increase was primarily the result of increased shipments to the Company's major customers in the communications and computer segments of the electronics industry. The Company's largest customer in each of the second quarters of 1995 and 1994 was Motorola, Inc., which accounted for 17% and 16% of net sales for each quarter, respectively.

  Value added contract manufacturing sales for the second quarter of 1995 increased 66% to $25.2 million or 73% of the Company's net sales, compared to $15.2 million or 60% of net sales in the second quarter of 1994. For the first six months of 1995, value added contract manufacturing sales increased 71% to $49.0 million or 73% of net sales compared to $28.7 million or 59% of net sales for the first six months of 1994. Altron Systems Corporation accounted for $5.2 million and $10.4 million of value added manufacturing sales in the second quarter and first six months of 1995, respectively. Printed circuit board sales for the second quarter of 1995 were 27% of the Company's net sales, compared to 40% of net sales in the second quarter of 1994. Printed circuit board sales for the first six months of 1995 were 27% of net sales, compared to 41% of net sales for the same period in 1994.

  Gross profit for the second quarter of 1995 increased 43% to $8.1 million from $5.7 million in 1994. Gross profit for the first six months of 1995 increased 44% to $15.5 million compared to $10.8 million in 1994. Gross margin as a percentage of net sales for the second quarter of 1995 increased to 23.3% as compared to 22.3% in 1994. Gross margin as a percentage of net sales for the first six months of 1995 increased to 23.0% compared to 22.3% in 1994. The improvement in the Company's gross margin was primarily a result of better absorption of fixed costs due to the higher shipment levels and was also due to manufacturing efficiencies gained through productivity and product yield improvements.

  Selling, general and administrative expenses as a percentage of net sales decreased to 7.5% in the second quarter of 1995 from 8.4% for the same quarter of 1994. In the first six months of 1995, selling, general and administrative expenses decreased to 7.7% of net sales compared to 8.4% for the same period in 1994. The decline in selling, general and administrative expenses as a percentage of net sales was principally the result of higher net sales.

  Other income increased $215,000 in the second quarter and $327,000 for the first six months of 1995 as compared to the respective periods of 1994. The increases resulted primarily from higher rates of return earned on investments and higher cash balances available for investment mainly due to net proceeds of approximately $24.4 million received through the sale of the Company's common stock during the second quarter. Interest expense was $34,000 lower in the second quarter and $79,000 lower for the first six months of 1995 compared to the same periods in 1994 as a result of reduced outstanding borrowings.

LIQUIDITY AND CAPITAL RESOURCES

  At July 1, 1995, the Company had working capital of $52.6 million compared to $24.5 million at December 31, 1994. Cash and cash equivalents and short-term investments were $31.7 million at July 1, 1995 and $10.3 million at December 31, 1994.

  At July 1, 1995, the Company had a $5 million line of credit arrangement with its bank, all of which was available.

  On May 26, 1995, the Company completed a public offering of 1,395,000 shares of its common stock resulting in net proceeds of approximately $24.4 million.

  On June 13, 1995, the Company paid the balance of $1.2 million on its five-year unsecured term loan which originated in May 1992.

  The Company believes that its existing bank credit and working capital, together with funds generated from operations, will be sufficient to satisfy anticipated sales growth and investment in manufacturing facilities and equipment. The Company had commitments for approximately $700,000 of capital expenditures as of July 1, 1995.

                     ALTRON INCORPORATED AND SUBSIDIARIES

                          PART II--OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At a Special Meeting of Stockholders in lieu of the 1995 Annual Meeting of Stockholders held on May 25, 1995, the Company's stockholders elected the Board of Directors to serve until the next Annual Meeting of Stockholders and approved: (1) by a vote of 4,118,847 for, 70,751 against and 17,612 abstaining, the Company's 1995 Employee Stock Purchase Plan; and (2) by a vote of 3,973,434 for, 207,336 against and 26,440 abstaining, the Company's 1995 Stock Option Plan for Non-Employee Directors; and (3) by a vote of 3,294,457 for, 706,732 against and 26,472 abstaining, an amendment to the Company's 1991 Stock Option Plan increasing the number of shares of common stock of the Company available for issuance under the Plan from 1,200,000 to 2,000,000. The Company solicited proxies for the Special Meeting pursuant to Regulation 14 under the Securities Exchange Act. There was no solicitation in opposition to the Company's nominees for Directors and all nominees were elected.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

    27 -- Financial Data Schedule

  (b) Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the quarter ended July 1, 1995.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THE REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Altron Incorporated and Subsidiaries

                NAME                             TITLE                    DATE
                ----                             -----                    ----

   /s/ Samuel Altschuler             Chairman of the Board of       August 14, 1995
--------------------------------     Directors and President
   SAMUEL ALTSCHULER                 (principal executive officer)

   /s/ Burton Doo                    Executive Vice President       August 14, 1995
--------------------------------     and Director, President,
   BURTON DOO                        Altron Systems Corporation

   /s/ Peter D. Brennan              Vice President, Chief          August 14, 1995
--------------------------------     Financial Officer and
   PETER D. BRENNAN                  Treasurer (principal
                                     financial and accounting
                                     officer)