Form 10-Q
period 1995-09-30
ALTRON INC
filed 1995-11-09
CIK 741339

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

                     FOR QUARTER ENDED SEPTEMBER 30, 1995

                        COMMISSION FILE NUMBER 0-13230

                              ALTRON INCORPORATED
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            MASSACHUSETTS                              04-2464301
   (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)


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

  The number of shares of Common Stock of the Registrant outstanding as of September 30, 1995 was 9,957,834 shares.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      ALTRON INCORPORATED AND SUBSIDIARIES

                                     INDEX

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
 PART I.  FINANCIAL INFORMATION
 ITEM 1.  Financial Statements
          Consolidated Balance Sheets--September 30, 1995 and December
           31, 1994....................................................     3
          Consolidated Income Statements--Three and Nine Months Ended
           September 30, 1995 and October 1, 1994......................     4
          Consolidated Statements of Cash Flows--Nine Months Ended
           September 30, 1995 and October 1, 1994......................     5
          Notes to Consolidated Financial Statements...................   6-7
 ITEM 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................     8
 PART II. OTHER INFORMATION
 ITEM 6.  Exhibits and Reports on Form 8-K.............................     9
          Signatures...................................................    10

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      ALTRON INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                       SEPTEMBER 30, DECEMBER 31,
                                                           1995          1994
                                                       ------------- ------------
                                                        (UNAUDITED)
                        ASSETS
Current Assets:
  Cash and cash equivalents...........................   $  9,539      $ 8,306
  Short-term investments..............................     24,714        2,028
  Accounts receivable, less allowances of $725 and
   $625...............................................     19,894       15,816
  Inventories.........................................     19,644       11,519
  Other current assets................................      2,967        2,324
                                                         --------      -------
    Total Current Assets..............................     76,758       39,993
                                                         --------      -------
Property, Plant and Equipment, net....................     28,230       24,510
                                                         --------      -------
Costs in Excess of Net Assets of Acquired Company.....      3,808        4,019
                                                         --------      -------
                                                         $108,796      $68,522
                                                         ========      =======
       LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
  Current portion of long-term debt...................   $  3,171      $   805
  Accounts payable....................................     12,957        9,275
  Accrued payroll and other employee benefits.........      4,255        2,882
  Other accrued expenses..............................      3,160        2,489
                                                         --------      -------
    Total Current Liabilities.........................     23,543       15,451
                                                         --------      -------
Long-term Debt........................................      4,622        8,646
                                                         --------      -------
Deferred Income Taxes.................................      5,279        4,044
                                                         --------      -------
Stockholders' Investment:
  Preferred stock, $1.00 par value--
    Authorized--1,000,000 shares
    Issued and outstanding--none......................        --           --
  Common stock, $.05 par value--
    Authorized--30,000,000 shares
    Issued--10,114,888 and 8,577,552 shares...........        506          429
  Paid-in capital.....................................     35,459       10,664
  Retained earnings...................................     39,664       29,565
                                                         --------      -------
                                                           75,629       40,658
  Less treasury stock, at cost, 157,054 shares........        277          277
                                                         --------      -------
    Total Stockholders' Investment....................     75,352       40,381
                                                         --------      -------
                                                         $108,796      $68,522
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

                      ALTRON INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                (IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                              ------------------------ ------------------------
                              SEPTEMBER 30, OCTOBER 1, SEPTEMBER 30, OCTOBER 1,
                                  1995         1994        1995         1994
                              ------------- ---------- ------------- ----------
Net Sales....................    $34,753     $26,682     $102,139     $75,061
Cost of Sales................     26,280      20,883       78,171      58,492
                                 -------     -------     --------     -------
Gross Profit.................      8,473       5,799       23,968      16,569
Selling, General and
 Administrative Expenses.....      2,535       2,200        7,735       6,284
                                 -------     -------     --------     -------
Income from Operations.......      5,938       3,599       16,233      10,285
Other Income.................        475          25          897         120
Interest Expense.............         88         116          300         407
                                 -------     -------     --------     -------
Income before Provision for
 Income Taxes................      6,325       3,508       16,830       9,998
Provision for Income Taxes...      2,530       1,401        6,731       3,996
                                 -------     -------     --------     -------
Net Income...................    $ 3,795     $ 2,107     $ 10,099     $ 6,002
                                 =======     =======     ========     =======
Net Income Per Common and
 Common Equivalent Share.....    $   .36     $   .24     $   1.05     $   .70
                                 =======     =======     ========     =======
Weighted Average Common and
 Common Equivalent Shares
 Outstanding.................     10,641       8,776        9,634       8,628
                                 =======     =======     ========     =======


                 The accompanying notes are an integral part
                        of these consolidated financial
                                  statements.

                      ALTRON INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS, UNAUDITED)

                                                         NINE MONTHS ENDED
                                                      ------------------------
                                                      SEPTEMBER 30, OCTOBER 1,
                                                          1995         1994
                                                      ------------- ----------
Cash Flows from Operating Activities:
Net income...........................................   $ 10,099     $ 6,002
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization......................      3,654       2,826
  Deferred income taxes..............................      1,235       1,136
  Changes in current assets and liabilities, net of
   assets acquired:
    Accounts receivable..............................     (4,078)     (2,710)
    Inventories......................................     (8,125)     (2,434)
    Other current assets.............................       (643)       (679)
    Accounts payable.................................      3,682       2,118
    Accrued expenses.................................      2,044       1,533
                                                        --------     -------
Net cash provided by operating activities............      7,868       7,792
                                                        --------     -------
Cash Flows from Investing Activities:
  Purchases of short-term investments................    (78,352)        --
  Sales of short-term investments....................     55,666         --
  Capital expenditures...............................     (7,163)     (4,974)
  Purchase of a company, net of cash acquired........        --       (2,994)
                                                        --------     -------
Net cash used in investing activities................    (29,849)     (7,968)
                                                        --------     -------
Cash Flows from Financing Activities:
  Net decrease in short-term debt....................        --         (175)
  Principal payments of long-term debt...............     (1,658)       (577)
  Proceeds from issuance of common stock.............     24,872         192
                                                        --------     -------
Net cash provided by (used in) financing activities..     23,214        (560)
                                                        --------     -------
Net Change in Cash and Cash Equivalents..............      1,233        (736)
Cash and Cash Equivalents, Beginning of Period.......      8,306       8,877
                                                        --------     -------
Cash and Cash Equivalents, End of Period.............   $  9,539     $ 8,141
                                                        ========     =======
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest.........................................   $    385     $   517
    Income taxes.....................................      5,485       3,598

                 The accompanying notes are an integral part
                        of these consolidated financial
                                  statements.

                     ALTRON INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BUSINESS

  Altron Incorporated (the "Company") is a leading contract manufacturer of interconnect products used in advanced electronic equipment. The Company manufactures complex products in the mid-volume sector of the electronic interconnect industry including custom-designed backplanes, surface mount assemblies and total systems, as well as multilayer, high density printed circuit boards. Altron's customers include a diversified base of manufacturers in the telecommunication, data communication, computer, industrial and medical segments of the electronics industry.

  On May 26, 1995, the Company completed a public offering of 1,395,000 shares of its common stock, resulting in net proceeds of approximately $24.4 million. On June 9, 1995, the Company formed Altron Securities Corporation, a wholly-owned Massachusetts investment subsidiary.

(2) INTERIM FINANCIAL STATEMENTS

  In the opinion of the Company's management, these financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for such periods. The unaudited results of operations for the quarter and nine months ended September 30, 1995 are not necessarily an indication of the results of operations for the full year.

  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Altron Systems Corporation and Altron Securities Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

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

(3) INVESTMENTS

  At September 30, 1995, the Company's investments consisted primarily of debt securities issued by the U.S. Treasury, other U.S. Government agencies and municipalities. These investments were classified as available-for-sale and recorded at amortized cost which was not materially different from fair value. The value of investments with maturities less than one year was $19,947,000 and greater than one year was $4,767,000 at September 30, 1995. Debt obligations with contractual maturities greater than one year are classified as current assets because the Company has the option to liquidate them in the short-term.

(4) INVENTORIES

  Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes materials, labor and manufacturing overhead. Inventories are summarized as follows (in thousands):

                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1995          1994
                                                      ------------- ------------
     Raw materials...................................    $ 9,989      $ 5,120
     Work-in-process.................................      9,655        6,399
                                                         -------      -------
                                                         $19,644      $11,519
                                                         =======      =======

                     ALTRON INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) SHORT-TERM DEBT

  The Company has a $5,000,000 unsecured line of credit available with its bank at the bank's prime rate. There were no borrowings outstanding under the line of credit and the entire line was available at September 30, 1995 and December 31, 1994.

(6) SIGNIFICANT CUSTOMERS

  One customer, Motorola Inc., accounted for approximately 18% and 13% of net sales for the nine month periods ended September 30, 1995 and October 1, 1994, respectively.

                     ALTRON INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Net sales for the third quarter of 1995 increased 30% to $34.8 million from net sales of $26.7 million for the same quarter of 1994. Net sales for the first nine months of 1995 increased 36% to $102.1 million compared to $75.1 million for the same period last year. The increase was primarily the result of increased shipments of value added assembly products to the Company's largest customers in the communication and computer segments of the electronics industry.

  Value added contract manufacturing sales for the third quarter and nine months of 1995 were $25.3 million and $74.3 million, respectively, or 73% of the Company's net sales for each period. Net sales for the comparable third quarter and nine months of 1994 were $16.0 million and $44.6 million respectively, or 60% of the Company's net sales for each period. Printed circuit board sales for the third quarter and nine months of 1995 were 27% of the Company's net sales compared to 40% of net sales for the third quarter and nine months of 1994.

  Gross margin as a percentage of net sales for the third quarter of 1995 increased to 24.4% as compared to 21.7% in 1994. Gross margin as a percentage of net sales for the first nine months of 1995 increased to 23.5% compared to 22.1% in 1994. The improvement in the Company's gross margin was primarily a result of better absorption of fixed costs due to the higher shipment levels and was also due to manufacturing efficiencies gained through productivity and product yield improvements.

  Selling, general and administrative expenses as a percentage of net sales decreased to 7.3% in the third quarter of 1995 from 8.2% for the same quarter of 1994. In the first nine months of 1995, selling, general and administrative expenses decreased to 7.6% of net sales compared to 8.4% for the same period in 1994. The decline in selling, general and administrative expenses as a percentage of net sales was principally the result of higher net sales and tight expense controls in all areas.

  Other income increased $450,000 in the third quarter and $777,000 for the first nine months of 1995 as compared to the respective periods of 1994. The increases resulted primarily from higher cash balances available for investment mainly due to net proceeds of approximately $24.4 million received from the sale of the Company's common stock during the second quarter. Interest expense was $28,000 lower in the third quarter and $107,000 lower for the first nine months of 1995 as compared to the same periods in 1994 as a result of the payoff of $1.2 million on the Company's term loan in the prior quarter and lower outstanding borrowings.

LIQUIDITY AND CAPITAL RESOURCES

  At September 30, 1995, the Company had working capital of $53.2 million compared to $24.5 million at December 31, 1994. Cash and cash equivalents and short-term investments were $34.3 million at September 30, 1995 and $10.3 million at December 31, 1994. The increase in cash and cash equivalents and working capital in 1995 was principally due to net proceeds from the public offering of the Company's common stock completed on May 26, 1995. At September 30, 1995, the Company's $3 million unsecured term loan was reclassified from long-term debt to a current obligation due to the maturity date being less than one year.

  At September 30, 1995, the Company had a $5 million line of credit arrangement with its bank, all of which was available.

  The Company believes that its existing bank credit and working capital, together with funds generated from operations, will be sufficient to satisfy anticipated sales growth and investment in manufacturing facilities and equipment. The Company had commitments for approximately $1.4 million of capital expenditures as of September 30, 1995.

                      ALTRON INCORPORATED AND SUBSIDIARIES

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)Exhibits

    27 -- Financial Data Schedule

  (b)Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1995.

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

                                          Altron Incorporated and Subsidiaries

                NAME                             TITLE                    DATE
                ----                             -----                    ----

    /s/ Samuel Altschuler            Chairman of the Board of       November 9, 1995
-----------------------------------  Directors and President
   SAMUEL ALTSCHULER                 (principal executive
                                      officer)

   /s/ Burton Doo                    Executive Vice President and   November 9, 1995
------------------------------------ Director, President, Altron
   BURTON DOO                        Systems Corporation

   /s/ Peter D. Brennan              Vice President, Chief          November 9, 1995
------------------------------------ Financial Officer and
   PETER D. BRENNAN                  Treasurer (principal
                                     financial and accounting
                                     officer)