Form 10-K
period 1995-12-30
ALTRON INC
filed 1996-03-21
CIK 741339

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE FISCAL YEAR ENDED               COMMISSION FILE NUMBER
           DECEMBER 30, 1995                           0-13230

                              ALTRON INCORPORATED
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             MASSACHUSETTS                           04-2464301
     (STATE OR OTHER JURISDICTION                 (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

     ONE JEWEL DRIVE, WILMINGTON,                       01887
             MASSACHUSETTS                            (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

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
                               Yes  X    No
                                   ---      ---

  The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of February 23, 1996 was $275,000,000.

  The number of shares of Common Stock of the Registrant outstanding as of December 30, 1995 was:
                                   9,991,637

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III incorporates information by reference from the definitive proxy statement for the 1996 Annual Meeting to be held May 16, 1996.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

  Altron believes its capabilities both in manufacturing multilayer, high density printed circuit boards and in providing value added contract manufacturing services advantageously position the Company to serve high growth OEMs in the rapidly changing electronics markets. Altron's OEM customers include a diversified base of manufacturers in the telecommunication, data communication, computer, industrial and medical systems segments of the electronics industry, such as AT&T Corp., Cabletron Systems, Inc., Cascade Communications Corp., Cisco Systems, Inc., Data General Corporation, EMC Corporation, General Datacomm Industries, Inc., General Electric Company, Hewlett-Packard Company, KLA Instrument Corp., Motorola, Inc., Siemens Rolm Communications, Inc., Silicon Graphics, Inc., and Stratacom, Inc.

  Altron's strategy is to continue to use its well established high technology printed circuit board manufacturing and engineering capabilities to further expand into the rapidly growing contract manufacturing business, providing products and services including backplanes, surface mount assemblies, power supplies and total systems. Key elements of this strategy include providing its customers with the highest levels of quality, superior service and leading edge technology. In fiscal 1995, approximately 73% of Altron's net sales were attributable to value added contract manufacturing, with the remaining 27% of net sales attributable to printed circuit board manufacturing.

ELECTRONIC INTERCONNECT INDUSTRY OVERVIEW

  Multilayer, High Density Printed Circuit Boards. According to The Institute
  ------------------------------------------------
for Interconnecting and Packaging Electronic Circuits ("IPC"), the United States printed circuit board market was approximately $7 billion in 1995, of which approximately $6 billion was attributable to independent manufacturers like Altron. IPC's data also shows that approximately 75% of this market was multilayer, high density printed circuit boards. IPC estimates that the percentage of the printed circuit board market available to independent printed circuit board manufacturers, such as Altron, has increased from 66% to 85% since 1991.

  Value Added Contract Manufacturing. According to IPC, the United States
  -----------------------------------
value added contract manufacturing market was approximately $11 billion in 1995 and is growing about 20% per year. Based on industry data, the Company believes that OEMs are increasingly relying upon independent manufacturers of complex electronic interconnect products, such as Altron, rather than on in-house ("captive") production. OEMs which have discontinued or curtailed domestic captive printed circuit board or backplane production since 1990 include AT&T Corp., Data General Corporation, Digital Equipment Corporation, General Electric Company, GTE Corporation, Hewlett-Packard Company, Northern Telecomm Limited, Raytheon Company, Unisys Corporation, and Xerox Corporation. Altron believes that the current trend towards increased reliance by OEMs on independent manufacturers reflects the OEMs' recognition that, for complex electronic interconnect products, independent manufacturers can provide greater specialization, expertise, responsiveness and flexibility and can offer shorter delivery cycles than can be achieved by internal production.

  Other factors which lead OEMs to utilize contract manufacturers include:

  Reduced Time-to-Market. Due to intense competitive pressures in the
  -----------------------
electronics industry, OEMs are faced with increasingly shorter product life-cycles and therefore have a growing need to reduce the time required to bring a product to market. OEMs can reduce their time-to-market by using a contract manufacturer's established manufacturing expertise and infrastructure.

  Reduced Capital Investment Requirements. As electronic products have become
  ----------------------------------------
more technologically advanced, the manufacturing process has become increasingly sophisticated and automated, requiring a greater level of investment in capital equipment. By using contract manufacturers, OEMs can reduce their overall capital equipment requirements while maintaining access to advanced manufacturing facilities.

  Focused Resources. Because the electronics industry is experiencing greater
  ------------------
levels of competition and rapid technological change, many OEMs increasingly are seeking to focus their resources on activities and technologies in which they add the greatest value. By offering comprehensive electronic assembly and turnkey manufacturing services, contract manufacturers, such as Altron, allow OEMs to focus on core technologies and activities such as product development, marketing and distribution.

  Access to Leading Manufacturing Technology. Electronic interconnect products
  -------------------------------------------
and electronic interconnect product manufacturing technology have become increasingly sophisticated and complex, making it difficult for OEMs to maintain the necessary technological expertise in process development and control. OEMs are motivated to work with a contract manufacturer in order to gain access to the contract manufacturer's process expertise and manufacturing know-how.

  Improved Inventory Management and Purchasing Power. Electronics industry
  ---------------------------------------------------
OEMs are faced with increasing difficulties in planning, procuring and managing their inventories efficiently due to frequent design changes, short product life-cycles, large investments in electronic components, component price fluctuations and the need to achieve economies of scale in materials procurement. OEMs can reduce production costs by using a contract manufacturer's volume procurement capabilities. By utilizing a contract manufacturer's expertise in inventory management, OEMs can better manage inventory costs and increase their return on assets.

BUSINESS STRATEGY

  In response to the foregoing industry trends, Altron has transitioned its business from primarily supplying printed circuit boards to producing sophisticated value added electronic interconnect products.

  Altron's business strategy encompasses several elements:

  . Focus on quality. The Altron team strives to insure the highest levels of
    -----------------
    quality control in all phases of its operations, as quality is a critical competitive factor in the electronic interconnect market. The Company strives for continuous improvement of its processes and has adopted a number of quality improvement and measurement techniques to improve its performance. Altron's three plants are ISO 9002 registered.

  . Provide service-oriented manufacturing. The Company manufactures almost
    ---------------------------------------
    all of the printed circuit boards used in its total systems, surface mount assemblies and custom designed backplanes in order to maintain control over costs, quality and timely delivery of its products. This vertical integration also allows the Company to provide a broader range of assembly services, including prototype and high technology products.

  . Maintain technology leadership. Altron seeks to deliver advanced
    -------------------------------
    manufacturing and test engineering, responsive materials management, and technologically advanced, flexible and service-oriented manufacturing for the complex, leading-edge products of its OEM customers throughout the full product life-cycle.

  . Target high value added electronic interconnect products. Altron focuses
    ---------------------------------------------------------
    on leading manufacturers of advanced electronic equipment who generally require custom-designed, more complex interconnect products and short lead-time manufacturing services such as quick-turn multilayer printed circuit boards, backplanes and surface mount assemblies and in-house power supply and total systems design. By focusing on such customer needs, Altron has been able to achieve higher margins than many other businesses within the electronic interconnect industry.

  . Maintain a diversified customer base. Altron services a diversified
    -------------------------------------
    customer base spread over a variety of growing industry segments, including more than 100 customers in the telecommunication, data communication, computer, industrial and medical systems segments of the electronics industry. During fiscal 1995, in aggregate, Altron's twelve largest customers accounted for approximately 65% of the Company's net sales.

  . Pursue a "partnership" approach with customers. Altron seeks to establish
    -----------------------------------------------
    "partnerships" with its customers by involving Altron engineers and staff in the early design stages of its customers' product development, and by providing quick-turnaround manufacturing services and just-in-time, kanban and dock-to-stock delivery. Through this approach, Altron seeks to forge lasting customer relationships across a number of products and through multiple product generations.

PRODUCTS AND SERVICES

  Altron produces total systems, surface mount assemblies, custom designed backplanes and multilayer printed circuit boards that are used in the manufacture of sophisticated electronic equipment. For fiscal 1995, Altron's sales of value added contract manufacturing products such as total systems, surface mount assemblies and custom designed backplanes grew 67% and accounted for approximately 73% of total sales. Sales of printed circuit boards accounted for the remaining 27% of total sales. Approximately 90% of Altron's printed circuit board sales in fiscal 1995 were multilayer, high density printed circuit boards.

  Total systems include printed circuit board assemblies, backplanes, card
  -------------
racks, and power supplies that are enclosed in housings, which are usually fabricated from steel or aluminum. Altron has developed a highly sophisticated mechanical design capability to provide its customers with design services. This capability allows Altron to establish a close partnership with its customers and gives Altron visibility for potential future customer requirements.

  Custom designed backplanes are assemblies of stamped and plated pins,
  --------------------------
plastic housings and other components on multilayer or two-sided printed circuit boards. Backplanes are used in electronic systems to distribute power and ground, and to connect printed circuit boards which plug into the backplane with other printed circuit boards, power supplies, and other circuit elements. They also are used to transfer information into and out of the system. As semiconductor speeds have increased and design requirements have become more stringent, backplane complexity has increased significantly, often requiring the use of large multilayer printed circuit boards of six or more layers. The Company manufactures backplanes with up to 32 layers, .300 inches thick, and 2 feet by 3 feet in size. Altron has recently added a complete fine-pitch surface mount assembly operation to its backplane assembly capabilities, and also uses press-fit technologies in backplane assembly.

  Surface mount assembly is a largely automated advanced interconnect
  ----------------------
technology that involves placing semiconductor components directly on the surface of both sides of a printed circuit board. This surface mount technology ("SMT") allows the leads on integrated circuits and other electronic components to be soldered to the surface of the backplane assembly or printed circuit board rather than being inserted into holes, thereby accommodating a substantially higher number of leads than can be accommodated with less sophisticated pin- through-hole technology. More leads permit the printed circuit board to interconnect a greater density of components, which permits a reduction in the size of the backplane assembly or printed circuit board. Additionally, SMT allows components to be placed on both sides of the printed circuit board, thereby permitting even greater density.

  Multilayer printed circuit boards consist of three or more layers of a
  ---------------------------------
printed circuit board laminated together and interconnected by plated-through holes. Printed circuit boards consist of metallic interconnecting paths on a non-conductive material, typically laminated epoxy glass. Holes drilled in the laminate and plated through with conductive material from one surface to another, called plated-through holes, are used to receive component leads and to interconnect the circuit layers. Multilayer boards increase packaging density, improve power and ground distribution, and permit the use of higher speed circuitry. The development of electronic components with increased speed, higher performance and smaller size has stimulated a demand for multilayer printed circuit boards, as they provide increased reliability, density and complexity. Since even the most sophisticated two-sided printed circuit board cannot meet the requirements of today's circuit designers for packaging density, an increasing number of designs use multilayer technology.

MANUFACTURING CAPABILITIES AND SERVICES

  Altron seeks to establish "partnerships" with its customers by providing high quality, responsive, flexible manufacturing capabilities and services which include:

  Advanced Manufacturing Equipment. Altron's concentration on more complex
  ---------------------------------
electronic interconnect products has necessitated a substantial capital investment in advanced equipment and the continued introduction of new manufacturing processes. Altron has established an engineering capability to select and implement the latest manufacturing technology. For example, the fine lead spacing or "pitch" in SMT requires an exacting printed circuit board manufacturing and assembly process, and Altron has state-of-the-art surface mount assembly operations in all three of its plants. The Company also uses numerically controlled pin installation and high voltage electrical test equipment in its backplane assembly manufacturing, and has developed a design and manufacturing capability for controlled impedance multilayer printed circuit boards and backplane assemblies. Altron's printed circuit board manufacturing operations also require state-of-the-art equipment and processes, and Altron has a computerized artwork generation system, numerically controlled drillers and routers, automatic electroless deposition, dry film photo-imaging, automatic gold plating, computerized electrical testing and automatic optical inspection. In addition, Altron has eight SMT machines, as well as Hewlett-Packard and GenRad Test Equipment, new Nitrogen blanket flow soldering equipment, and two automatic axial lead assembly lines. All three of Altron's plants are staffed with highly experienced SMT engineering and manufacturing teams which provide cost effective, high quality, assembled printed circuit boards, backplanes and total systems.

  Value Added Contract Manufacturing. Computer integrated manufacturing
  -----------------------------------
("CIM") services provided by Altron consist of developing manufacturing processes and tooling and test sequences for new products from product designs received from customers. In addition, Altron's interconnect products division provides design and engineering services in the early stages of product development, thus assuring that both mechanical and electrical considerations are integrated into a total system approach to achieve a producible, high quality and cost effective product. Altron also evaluates customer designs for manufacturability and, when appropriate, recommends design changes to reduce manufacturing costs or lead times or to increase manufacturing yields and the quality of finished backplane assemblies and printed circuit boards.

  Quick-turnaround. Altron's quick-turnaround manufacturing capabilities allow
  -----------------
it to better serve the needs of its customers for quick response to their product designs. Shorter customer product life-cycles and the need to bring new products to market quickly have created a demand for small quantities of complex multilayer printed circuit boards delivered in relatively short periods of time, typically from three to ten days. Sales of printed circuit boards produced in this manner accounted for approximately 22% of the Company's printed circuit board sales in fiscal 1995. After engineering of an interconnect product is completed, Altron has the capability to manufacture prototype or preproduction versions of such product on a quick-turnaround basis. Altron expects that the demand for engineering and quick-turnaround prototype and preproduction manufacturing services will increase as OEMs' products become more complex and as product life-cycles shorten. The Company's continued success depends upon its ability to respond to the evolving needs of customers in a timely manner.

  Multilayer Printed Circuit Board Manufacturing. Altron's ability to
  -----------------------------------------------
manufacture printed circuit boards, including large, complex multilayer printed circuit boards with close tolerance plated-through hole diameters and other characteristics important to backplane applications, is one of the major factors that has enabled it to become an important supplier of complex, technologically advanced backplane assemblies and multilayer printed circuit boards to the electronics industry. The Company began manufacturing multilayer boards in 1979 and in fiscal 1995 multilayer sales constituted 90% of the Company's printed circuit board revenues. Today, Altron is capable of efficiently producing commercial quantities of printed circuit boards with up to 32 layers and circuit track widths as narrow as four mils.

  The manufacture of complex multilayer interconnect products often requires the use of sophisticated circuit interconnections between certain layers (called "blind or buried vias") and adherence to strict electrical characteristics to maintain consistent circuit transmission speeds (referred to as "controlled impedance boards"). These technologies require very tight lamination and etching tolerances and are especially critical for printed circuit boards with ten or more layers. The Company specializes in multilayer boards requiring controlled impedance, and has developed the ability to manufacture large, thick multilayer backplane boards using Cyanate Ester and GETEK base materials for ultra-high speed applications. By concentrating on the multilayer segment of the printed circuit board market, where quality, technology and customer service are more important than in the market for less complex boards, the Company faces less direct competition.

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

  Materials Procurement and Handling. Materials procurement and handling
  -----------------------------------
services provided by Altron include planning, purchasing and warehousing of electronic components and metal housings used in interconnect products. Altron uses a variety of materials in the manufacture of its products, including copper clad laminates, dry film photo resists, connectors, terminals and pins.

  The Company maintains more than one supply source wherever possible, however, a component for a major OEM contract is obtained from a single source. An interruption or loss of this component supply could have a material adverse effect on the Company's business and results of operations.

  ISO 9002 Registration. Altron's Wilmington and Woburn, Massachusetts plants
  ----------------------
and its surface mount assembly manufacturing operations in its Fremont, California plant are ISO 9002 registered which provides for worldwide acceptance of Altron's quality systems. ISO 9002 registration is based on successful implementation of quality assurance requirements, and includes continuous examination of every aspect of the Company's business and periodic compliance audits conducted by an independent quality assessor. Altron was one of the first companies in the electronic interconnect industry to achieve ISO 9002 registration. This achievement has been well received by Altron customers, as certain customers will only do business with ISO 9002 registered companies.

CUSTOMERS AND MARKETS

  Altron's twenty-five years of experience is an important factor in attracting and retaining customers, as its business is not protected by any patents. Altron services a diversified customer base spread over a variety of growing industry segments, including more than 100 customers in the telecommunication, data communication, computer, industrial and medical systems segments of the electronics industry. The following table illustrates the major industry segments served by Altron and the products and services provided by the Company to certain OEM customers.

    OEM CUSTOMER             OEM APPLICATION             ALTRON PRODUCTS AND SERVICES
-----------------------------------------------------------------------------------------
                                    TELECOMMUNICATION
-----------------------------------------------------------------------------------------
  AT&T Corp.        Transmission systems              Printed circuit boards
  Motorola, Inc.    Cellular data communication       Printed circuit boards, backplanes
  Siemens Rolm      PBX telecommunication equipment   Backplanes, systems, power supplies
   Communications,
   Inc.
-----------------------------------------------------------------------------------------
                                    DATA COMMUNICATION
-----------------------------------------------------------------------------------------
  Cabletron         LAN, bridges, repeaters           Printed circuit boards
   Systems, Inc.
  Cascade           ATM networks                      Backplanes
   Communications
   Corp.
  Cisco Systems,    Bridges, routers                  Printed circuit boards, backplanes
   Inc.
  General Datacomm  ATM network routing systems       Design, systems, backplanes, power
   Industries,                                         supplies
   Inc.
  Stratacom, Inc.   ATM fast packet networks          Backplanes, systems
-----------------------------------------------------------------------------------------
                                         COMPUTER
-----------------------------------------------------------------------------------------
  Data General      Storage systems                   Backplanes
   Corporation
  EMC Corporation   Storage systems                   Printed circuit boards, backplanes
  Hewlett-Packard   Super mini-computers              Backplanes
   Company
  Silicon           Graphic work stations             Backplanes, systems, SMT assemblies
   Graphics, Inc.
-----------------------------------------------------------------------------------------
                                        INDUSTRIAL
-----------------------------------------------------------------------------------------
  Adept             Factory automation                SMT assemblies
   Technology,
   Inc.
  AEG Schneider     Factory automation                Printed circuit boards
   Automation,
   Inc.
  General Electric  Drive controllers                 Printed circuit boards
   Company
  KLA Instrument    Semiconductor test and inspection SMT assemblies
   Corporation      equipment
-----------------------------------------------------------------------------------------
                                         MEDICAL
-----------------------------------------------------------------------------------------
  Coulter           Medical systems                   Printed circuit boards, backplanes,
   Corporation                                         SMT assemblies
  General Electric  Diagnostic CT and MRI             Design, systems, backplanes, power
   Company                                             supplies
  Johnson and       Blood analysers                   Design, systems, backplanes
   Johnson Inc.

  Altron seeks to serve a sufficiently large and varied group of customers to avoid dependence on any one major customer or industry segment. For the year ended December 30, 1995, one of the Company's customers, Motorola, Inc., accounted for approximately 19% of the Company's revenues. In addition, in aggregate, the Company's twelve largest customers (including Motorola, Inc.) accounted for approximately 65% of the Company's revenues during such period.

  The Company markets its products and services through its marketing and customer service organization of 47 employees, and utilizes 16 independent sales representative organizations located in the major electronics market areas in the United States.

COMPETITION

  The electronic interconnect industry, which includes contract manufacturing, is highly fragmented and is characterized by intense competition. Altron competes in the technologically advanced segment of the electronic interconnect industry, which is also highly competitive but is less fragmented than the industry as a whole. The Company competes against numerous domestic electronic interconnect product manufacturers. In addition, current and prospective customers continually evaluate the merits of manufacturing products internally and will, from time to time, offer manufacturing services to third parties in order to utilize excess capacity. Certain of the Company's competitors have substantially greater manufacturing, financial and marketing resources than the Company. The Company may be operating at a cost disadvantage compared to manufacturers who have greater direct buying power with component suppliers or who have lower cost structures. During downturns in the electronics industry, OEMs may become more price sensitive.

  The Company believes that the principal competitive factors in the electronic interconnect industry are quality, service, technology, manufacturing capability, regional access, price, reliability, timeliness and flexibility. There can be no assurance that competition from existing or potential competitors will not have a materially adverse effect on the Company's results of operations.

  The introduction of lower-priced competitive products or significant price reductions by the Company's competitors could result in price reductions that would adversely affect the Company's results of operations, as would the introduction of new technologies which would render existing electronic interconnect technology less competitive or obsolete.

BACKLOG

  The Company's backlog at February 24, 1996 was approximately $63 million compared to approximately $41.5 million at February 25, 1995, the majority of which was scheduled to be shipped within 120 days. Variations in the size and delivery schedules of purchase orders received by the Company, as well as changes in customers' delivery requirements, may result in substantial fluctuations in backlog from period to period. Accordingly, the Company believes that backlog cannot be considered a meaningful indicator of long-term future financial results.

EMPLOYEES

  The Company had 1,047 full-time employees as of December 30, 1995. The employees are not represented by a union, and the Company believes its employee relations to be satisfactory. A majority of Company management, officers and executives have over five years of service with the Company.

ENVIRONMENTAL QUALITY

  Proper waste disposal is a major consideration for printed circuit board manufacturers because metals and chemicals are used in the manufacturing process. Water used in the printed circuit board manufacturing process must be treated to remove metal particles and other contaminants before it can be discharged into the municipal sanitary sewer system. Altron has an existing waste treatment system at its Wilmington plant which enables it to comply with governmental regulations relating to the protection of the environment and accommodate anticipated future growth. The Company believes that continued compliance with governmental requirements relating to protection of the environment will not have a materially adverse effect on the Company.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company are as follows:

           NAME             AGE                       POSITIONS
--------------------------- --- ----------------------------------------------------
Samuel Altschuler..........  68 Chairman of the Board of Directors and President
Burton Doo.................  65 Executive Vice President and Director of Altron
                                Incorporated and President of Altron Systems
                                Corporation
Peter D. Brennan...........     Vice President, Chief Financial Officer and
                             53 Treasurer

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

ITEM 2. PROPERTIES

  Altron operates a 204,000 square foot manufacturing plant in Wilmington, Massachusetts which is approximately 15 miles north of Boston. The plant produces multilayer printed circuit boards and interconnect products. Altron believes that this plant is one of the largest independent facilities of its kind in the United States. Altron leases a 70,000 square foot facility in Fremont, California to manufacture interconnect systems, surface mount assemblies and backplanes for its West Coast customers. Altron also leases a 30,000 square foot plant in Woburn, Massachusetts for the design and manufacture of interconnect systems, surface mount assemblies and power supplies. The Company believes that its existing facilities are adequate for its current needs. However, the Company is evaluating various alternatives for future expansion. See "Environmental Quality."

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  The following table sets forth, for the periods indicated, the range of high and low sale prices for the Company's common stock in 1995 and 1994 on The Nasdaq Stock Market's National Market. Prices of the Company's common stock have been retroactively restated to reflect the three-for-two split of its common stock distributed February 10, 1995. The Company's common stock has been traded under the Nasdaq symbol ALRN since its initial public offering on August 8, 1984.

                                                         1995          1994
                                                     ------------- -------------
QUARTER                                               HIGH   LOW    HIGH   LOW
-------                                              ------ ------ ------ ------
First............................................... 16 5/6 13 1/2 11 7/8  8 1/4
Second.............................................. 25 1/4 13 1/2 12      8
Third............................................... 34 1/4 22 1/2 13 1/2  9 3/8
Fourth.............................................. 33 3/4 23 1/2 16 3/8 12 3/8

  The Company has not paid any cash dividends on its common stock and its Board of Directors presently intends to continue this policy in order to retain earnings for the development of the Company's business. As of December 30, 1995, the approximate number of record shareholders was 310 and the Company believes that there were approximately 4,500 beneficial shareholders of the Company's common stock based on information supplied by the Company's transfer agent.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The income statement data for each of the years in the three-year period ended December 30, 1995 and balance sheet data as of December 30, 1995 and December 31, 1994 are derived from the audited Consolidated Financial Statements included elsewhere in this Form 10-K. The income statement data for each of the years in the two-year period ended January 2, 1993 and the balance sheet data as of January 1, 1994, January 2, 1993 and December 28, 1991 are derived from audited Consolidated Financial Statements included in prior Forms 10-K and are not included in this Form 10-K. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements, related Notes and other financial information included elsewhere in this Form 10-K.

                                               FISCAL YEAR ENDED
                         -------------------------------------------------------------
                         DECEMBER 30, DECEMBER 31, JANUARY 1, JANUARY 2,  DECEMBER 28,
                             1995         1994        1994       1993         1991
                         ------------ ------------ ---------- ----------- ------------
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
  Net sales.............   $143,867     $104,202    $ 83,406    $68,158     $62,086
  Cost of sales.........    109,858       81,161      67,020     58,571      53,424
                           --------     --------    --------    -------     -------
  Gross profit..........     34,009       23,041      16,386      9,587       8,662
  Selling, general and
   administrative
   expenses.............     10,704        8,645       7,308      7,026       6,432
                           --------     --------    --------    -------     -------
  Income from opera-
   tions................     23,305       14,396       9,078      2,561       2,230
  Other income..........      1,317          261         109        108          65
  Interest expense......        359          574         582        613         502
                           --------     --------    --------    -------     -------
  Income before provi-
   sion for income tax-
   es...................     24,263       14,083       8,605      2,056       1,793
  Provision for income
   taxes................      9,705        5,633       3,445        818         718
                           --------     --------    --------    -------     -------
  Net income............   $ 14,558     $  8,450    $  5,160    $ 1,238     $ 1,075
                           ========     ========    ========    =======     =======
  Net income per common
   and common equivalent
   share(1).............   $   1.48     $   0.98    $   0.63    $  0.16     $  0.14
                           ========     ========    ========    =======     =======
  Weighted average
   common and common
   equivalent shares
   outstanding(1).......      9,863        8,653       8,247      7,770       7,559
                           ========     ========    ========    =======     =======

                         DECEMBER 30, DECEMBER 31, JANUARY 1, JANUARY 2,  DECEMBER 28,
                             1995         1994        1994       1993         1991
                         ------------ ------------ ---------- ----------- ------------
                                                (IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital.......   $ 52,277     $ 24,542    $ 21,522    $13,346     $ 9,817
  Total assets..........    113,059       68,522      52,553     40,461      38,028
  Long-term debt........      4,577        8,646       9,405      7,165       5,151
  Stockholders' invest-
   ment.................     80,654       40,381      29,452     21,810      20,411

--------

(1) Adjusted to reflect the three-for-two splits of the Company's common stock effected February 10, 1995 and September 3, 1993. See Note 9 of Notes to Consolidated Financial Statements.

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

  The following table sets forth for the periods indicated the percentage of net sales represented by each line item in the Company's statements of income:

                                                     FISCAL YEAR ENDED
                                            ------------------------------------
                                            DECEMBER 30, DECEMBER 31, JANUARY 1,
                                                1995         1994        1994
                                            ------------ ------------ ----------
   Net sales..............................     100.0%       100.0%      100.0%
   Cost of sales..........................      76.4         77.9        80.4
                                               -----        -----       -----
   Gross profit...........................      23.6         22.1        19.6
   Selling, general and administrative ex-
    penses................................       7.4          8.3         8.8
                                               -----        -----       -----
   Income from operations.................      16.2         13.8        10.8
   Other income...........................       0.9          0.2         0.1
   Interest expense.......................       0.2          0.5         0.6
                                               -----        -----       -----
   Income before provision for income tax-
    es....................................      16.9         13.5        10.3
   Provision for income taxes.............       6.8          5.4         4.1
                                               -----        -----       -----
   Net income.............................      10.1%         8.1%        6.2%
                                               -----        -----       -----

RESULTS OF OPERATIONS

Fiscal 1995 Compared to Fiscal 1994
-----------------------------------

  Net sales for 1995 increased 38% to $143.9 million from net sales of $104.2 million for 1994. The increase was primarily the result of increased shipments of value added assembly products to the Company's largest customers in the communication and computer segments of the electronics industry, as well as shipments to new customers in these industries. Continued improvement in general economic conditions in the electronics industry has resulted in overall growth for the Company's major customers in these industries. Data communication and telecommunication customers accounted for approximately 52% of net sales in 1995 and 54% in 1994. The Company's largest customer in each of 1995 and 1994 was Motorola, Inc., which accounted for approximately 19% of net sales in 1995 and 13% in 1994.

  Value added contract manufacturing sales for 1995 increased 67% to $105.3 million or approximately 73% of net sales, compared to 1994 value added contract manufacturing sales of $63.1 million or 61% of net sales. Altron Systems Corporation accounted for $24.1 million or 23% and $8.1 million or 13% of value added contract manufacturing sales in 1995 and 1994, respectively. Printed circuit board sales for 1995 were $38.6 million or approximately 27% of net sales, compared to 1994 printed circuit board sales of $41.1 million or 39% of net sales. Although the printed circuit board business will continue to be an essential part of the Company's operations, management believes that printed circuit board sales growth will not keep pace with the sales growth anticipated in the value added contract manufacturing business.

  Gross profit for 1995 increased 48% to $34.0 million from $23.0 million in 1994. Gross margin as a percentage of net sales for 1995 increased to 23.6% as compared to 22.1% in 1994. The improvement in the Company's gross margin was primarily a result of better absorption of fixed costs due to higher shipment levels, and improvements in yields and manufacturing efficiencies. Although there can be no assurance that the Company can maintain its current gross margin, management expects to focus on market niches and product mix where there are less competitive pricing pressures and to continue to improve productivity, yields and utilization.

  Selling, general and administrative expenses as a percentage of net sales decreased to 7.4% in 1995 from 8.3% in 1994. The improvement in selling, general and administrative expenses as a percentage of net sales was principally the result of higher net sales combined with management's ability to control expenses. The increase of $2.1 million to $10.7 million in 1995 was primarily due to added selling, general and administrative expenses attributable to the first full year of operations of Altron Systems Corporation and higher sales commission costs on increased commissionable sales made by independent sales representatives.

  Other income for 1995 increased $1,056,000 to $1,317,000 from other income of $261,000 in 1994. This increase was principally due to higher cash balances available for investment, mainly due to net proceeds of approximately $24.3 million from the public offering of the Company's common stock during the second quarter. Interest expense for 1995 decreased to $359,000 from $574,000 in 1994. This decrease resulted from lower term loan borrowings and higher interest capitalized.

  The Company's effective tax rate in 1995 and 1994 reflects a provision of 40% of pretax income.

Fiscal 1994 Compared to Fiscal 1993
-----------------------------------

  Net sales for 1994 increased 25% to $104.2 million from net sales of $83.4 million for 1993. The increase was primarily the result of increased shipments to the Company's largest customers in the data communication, telecommunication and computer segments of the electronics industry, as well as shipments to new customers in these industries. Improvement in general economic conditions in the electronics industry has resulted in overall growth for the Company's major customers in these industries. Data communication and telecommunication customers accounted for approximately 54% of net sales in each of 1994 and 1993. The Company's largest customer in each of 1994 and 1993 was Motorola, Inc., which accounted for approximately 13% of net sales in each year.

  Value added contract manufacturing sales for 1994 increased 37% to $63.1 million or approximately 61% of net sales, compared to 1993 value added contract manufacturing sales of $46.1 million or 55% of net sales. Of the $17.0 million increase, $5.9 million is attributable to the acquisition of Astrio Corporation by Altron Systems Corporation, a wholly owned subsidiary. Printed circuit board sales for 1994 increased 10% to $41.1 million or approximately 39% of net sales, compared to 1993 printed circuit board sales of $37.3 million or 45% of net sales.

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

  Selling, general and administrative expenses increased 18% to $8.6 million in 1994 from $7.3 million in 1993. Selling, general and administrative expenses as a percentage of net sales decreased to 8.3% in 1994 from 8.8% in 1993. The increase of $1.3 million in 1994 over 1993 was primarily due to added selling, general and administrative expenses attributable to the Astrio operations since the acquisition. The decrease in selling, general and administrative expenses as a percentage of net sales was principally the result of higher net sales combined with management's ability to control expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

  At December 30, 1995, the Company had working capital of $52.3 million and a current ratio of 3.3 compared to working capital of $24.5 million and a current ratio of 2.6 at December 31, 1994. Cash and cash equivalents and short-term investments at December 30, 1995 were $30.4 million, an increase of $20.1 million, from $10.3 million at December 31, 1994. Long-term investments at December 30, 1995 were $5.0 million. There were no long-term investments at December 31, 1994. The increases in cash and investments in 1995 over 1994 are principally due to net proceeds of $24.3 million received from the public offering on May 25, 1995, of 1,395,000 shares of the Company's common stock.

  At December 30, 1995, the Company had a $5.0 million unsecured line of credit with its bank, all of which was available. On June 13, 1995, the Company paid the balance of $1.2 million on its five-year unsecured term loan. The Company has a $3,000,000 three-year unsecured term loan payable September 1996.

  The Company believes that its existing bank credit and working capital, together with cash generated from operations, will be sufficient to satisfy anticipated sales growth and investment in manufacturing facilities and equipment. The Company had commitments for approximately $1.8 million of capital expenditures as of December 30, 1995. Management anticipates that capital expenditures in 1996 will approximate 1995 capital expenditures of $9.4 million. However, the Company is evaluating various alternatives for future expansion that could increase capital expenditure levels.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Altron Incorporated and Subsidiaries:

  We have audited the accompanying consolidated balance sheets of Altron Incorporated (a Massachusetts corporation) and Subsidiaries as of December 30, 1995 and December 31, 1994 and the related consolidated income statements, statements of stockholders' investment and cash flows for the years ended December 30, 1995, December 31, 1994 and January 1, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Altron Incorporated and Subsidiaries as of December 30, 1995 and December 31, 1994, and the results of their operations and their cash flows for the years ended December 30, 1995, December 31, 1994 and January 1, 1994 in conformity with generally accepted accounting principles.

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

                                          Arthur Andersen LLP

Boston, Massachusetts
March 1, 1996

                      ALTRON INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    DECEMBER 30, 1995 AND DECEMBER 31, 1994

                                                                 1995    1994
                                                               -------- -------
                                                                (IN THOUSANDS)
ASSETS
Current Assets:
  Cash and cash equivalents................................... $ 13,622 $ 8,306
  Short-term investments......................................   16,821   2,028
  Accounts receivable, less allowances of $775 and $625.......   22,687  15,816
  Inventories.................................................   18,588  11,519
  Other current assets........................................    3,009   2,324
                                                               -------- -------
    Total Current Assets......................................   74,727  39,993
Property, Plant and Equipment, net............................   29,613  24,510
Costs in Excess of Net Assets of Acquired Company.............    3,738   4,019
Long-term Investments.........................................    4,981       -
                                                               -------- -------
                                                               $113,059 $68,522
                                                               ======== =======
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
  Current portion of long-term debt........................... $  3,169 $   805
  Accounts payable............................................   11,711   9,275
  Accrued payroll and other employee benefits.................    3,937   2,882
  Other accrued expenses......................................    3,633   2,489
                                                               -------- -------
    Total Current Liabilities.................................   22,450  15,451
                                                               -------- -------
Long-term Debt................................................    4,577   8,646
                                                               -------- -------
Deferred Income Taxes.........................................    5,378   4,044
                                                               -------- -------
Stockholders' Investment:
  Preferred stock, $1.00 par value --
   Authorized -- 1,000,000 shares
   Issued and outstanding -- none.............................        -       -
  Common stock, $.05 par value --
   Authorized -- 30,000,000 shares
   Issued -- 10,148,691 and 8,577,552 shares in 1995 and 1994.      507     429
  Paid-in capital.............................................   36,301  10,664
  Retained earnings...........................................   44,123  29,565
                                                               -------- -------
                                                                 80,931  40,658
  Less treasury stock, at cost (157,054 shares in 1995 and
   1994)......................................................      277     277
                                                               -------- -------
    Total Stockholders' Investment............................   80,654  40,381
                                                               -------- -------
                                                               $113,059 $68,522
                                                               ======== =======


  The accompanying notes are an integral part of these consolidated financial statements.

                      ALTRON INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS

  FOR THE YEARS ENDED DECEMBER 30, 1995, DECEMBER 31, 1994 AND JANUARY 1, 1994

                                               1995         1994        1993
                                           ------------ ------------ ------------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Sales................................  $    143,867 $    104,202 $    83,406
Cost of Sales............................       109,858       81,161      67,020
                                           ------------ ------------ -----------
Gross Profit.............................        34,009       23,041      16,386
Selling, General and Administrative
 Expenses................................        10,704        8,645       7,308
                                           ------------ ------------ -----------
Income from Operations...................        23,305       14,396       9,078
Other Income.............................         1,317          261         109
Interest Expense.........................           359          574         582
                                           ------------ ------------ -----------
Income Before Provision for Income Taxes.        24,263       14,083       8,605
Provision for Income Taxes...............         9,705        5,633       3,445
                                           ------------ ------------ -----------
Net Income...............................  $     14,558 $      8,450 $     5,160
                                           ============ ============ ===========
Net Income Per Common and Common
 Equivalent Share........................  $       1.48 $       0.98 $      0.63
                                           ============ ============ ===========
Weighted Average Common and Common
 Equivalent Shares Outstanding...........         9,863        8,653       8,247
                                           ============ ============ ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                      ALTRON INCORPORATED AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

  FOR THE YEARS ENDED DECEMBER 30, 1995, DECEMBER 31, 1994 AND JANUARY 1, 1994

                                        COMMON STOCK
                                        ------------- PAID-IN RETAINED TREASURY
                                        SHARES AMOUNT CAPITAL EARNINGS  STOCK
                                        ------ ------ ------- -------- --------
                                                   (IN THOUSANDS)
Balance, January 2, 1993...............  7,709  $385  $ 5,747 $15,955   $(277)
  Exercise of stock options............    527    27      953       -       -
  Income tax benefit from stock
   options.............................      -     -    1,265       -       -
  Nonqualified options granted.........      -     -      179       -       -
  Sale of common stock through employee
   stock purchase plan.................     16     1       57       -       -
  Net income...........................      -     -        -   5,160       -
                                        ------  ----  ------- -------   -----
Balance, January 1, 1994...............  8,252   413    8,201  21,115    (277)
  Exercise of stock options............    149     7      291       -       -
  Income tax benefit from stock
   options.............................      -     -      408       -       -
  Stock issuance for net assets of
   acquired company....................    167     8    1,677       -       -
  Sale of common stock through employee
   stock purchase plan.................     10     1       87       -       -
  Net income...........................      -     -        -   8,450       -
                                        ------  ----  ------- -------   -----
Balance, December 31, 1994.............  8,578   429   10,664  29,565    (277)
  Exercise of stock options............    167     8      650       -       -
  Income tax benefit from stock
   options.............................      -     -      600       -       -
  Stock issuance from public offering..  1,395    70   24,215       -       -
  Sale of common stock through employee
   stock purchase plan.................      9     -      172       -       -
  Net income...........................      -     -        -  14,558       -
                                        ------  ----  ------- -------   -----
Balance, December 30, 1995............. 10,149  $507  $36,301 $44,123   $(277)
                                        ======  ====  ======= =======   =====


  The accompanying notes are an integral part of these consolidated financial statements.

                      ALTRON INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

  FOR THE YEARS ENDED DECEMBER 30, 1995, DECEMBER 31, 1994 AND JANUARY 1, 1994

                                                       1995     1994     1993
                                                      -------  -------  ------
                                                          (IN THOUSANDS)
Cash Flows from Operating Activities:
  Net income......................................... $14,558  $ 8,450  $5,160
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization....................   4,553    3,913   3,199
    Deferred taxes and nonqualified options..........   1,034      348     304
  Changes in current assets and liabilities, net of
   assets acquired:
    Accounts receivable..............................  (6,871)  (2,392) (3,246)
    Inventories......................................  (7,069)  (2,678)    423
    Other current assets.............................    (385)    (126)     28
    Accounts payable.................................   2,436    3,144     916
    Accrued expenses.................................   2,199      816     541
                                                      -------  -------  ------
  Net cash provided by operating activities..........  10,455   11,475   7,325
                                                      -------  -------  ------
Cash Flows from Investing Activities:
  Purchases of investments........................... (24,367)  (4,028)      -
  Sales of investments...............................   4,593    2,000       -
  Capital expenditures...............................  (9,375)  (6,896) (5,720)
  Proceeds from sale of equipment....................       -       46     115
  Purchase of a company, net of cash acquired........       -   (2,994)      -
                                                      -------  -------  ------
  Net cash used in investing activities.............. (29,149) (11,872) (5,605)
                                                      -------  -------  ------
Cash Flows from Financing Activities:
  Proceeds from issuance of common stock.............  25,115      386   1,038
  Income tax benefit from stock options..............     600      408   1,265
  Proceeds from long-term debt.......................       -        -   3,000
  Principal payments of long-term debt...............  (1,705)    (968)   (707)
                                                      -------  -------  ------
  Net cash provided by (used in) financing
   activities........................................  24,010     (174)  4,596
                                                      -------  -------  ------
Net Change in Cash and Cash Equivalents..............   5,316     (571)  6,316
Cash and Cash Equivalents at Beginning of Year.......   8,306    8,877   2,561
                                                      -------  -------  ------
Cash and Cash Equivalents at End of Year............. $13,622  $ 8,306  $8,877
                                                      =======  =======  ======
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for:
    Interest......................................... $   501  $   652  $  737
    Income taxes.....................................   7,070    4,808   2,165

Supplemental Disclosure of Noncash Investing Activities: (See Note 3).

  The accompanying notes are an integral part of these consolidated financial statements.

                     ALTRON INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 30, 1995

(1) BUSINESS SUMMARY

  Altron Incorporated ("the Company") is a leading contract manufacturer of interconnect products used in advanced electronic equipment. The Company manufactures complex products in the mid-volume sector of the electronic interconnect industry including custom-designed backplanes, surface mount assemblies and total systems, as well as multilayer, high density printed circuit boards. Altron's customers include a diversified base of manufacturers in the telecommunication, data communication, computer, industrial and medical industries located in the United States and Europe.

  On May 25, 1995, the Company completed a public offering of 1,395,000 shares of its common stock resulting in net proceeds of approximately $24.3 million.

  On June 9, 1995, the Company formed Altron Securities Corporation, a wholly-owned Massachusetts investment subsidiary.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 FISCAL YEAR

  The Company's fiscal year ends on the Saturday closest to December 31. In the financial statements, "1995" refers to the year ended December 30, 1995; "1994" refers to the year ended December 31, 1994 and "1993" refers to the year ended January 1, 1994. Operations for all years presented include 52 weeks.

 PRINCIPLES OF CONSOLIDATION

  The accompanying consolidated financial statements include the accounts of the Company and its wholly- owned subsidiaries, Altron Systems Corporation and Altron Securities Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

 MANAGEMENT ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ from those estimates.

 CASH EQUIVALENTS

  The Company considers all highly liquid investment instruments with maturities of three months or less to be cash equivalents. The value of cash equivalents as of December 30, 1995 was $11,111,000 and consisted primarily of debt securities issued by the U. S. Treasury and other U.S. Government agencies. The value of cash equivalents as of December 31, 1994 was $6,000,000 and consisted of commercial paper. The carrying amount of cash equivalents approximates fair value because of the short maturity of these instruments.

 INVESTMENTS

  At December 30, 1995, the Company's investments consist primarily of debt securities issued by the U. S. Treasury and other U. S. Government agencies and municipalities. These investments are classified as available-for-sale and are recorded at amortized cost, which is not materially different from fair value at quoted prices. The value of short-term investments as of December 30, 1995 with maturities less than one year was $16,821,000 and greater than one year but less than five years was $4,981,000. At December 31, 1994, investments consisted

                     ALTRON INCORPORATED AND SUBSIDIARIES

                               DECEMBER 30, 1995
of short-term treasury bills which were classified as held-to-maturity, given the Company's intent and ability to hold the securities to maturity. The value of short-term investments with maturities less than one year was $2,028,000 as of December 31, 1994. There were no investments with maturities greater than one year as of December 31, 1994.

  As of December 30, 1995, the Company had no financial instruments requiring disclosure under SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments."

 REVENUE RECOGNITION

  The Company recognizes product sales upon shipment.

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

(3) ACQUISITION

  On June 9, 1994, Altron Systems Corporation completed the acquisition of Astrio Corporation, a manufacturer of complex surface mount assemblies, for $4,685,000 consisting of $3,000,000 cash and $1,685,000 in Altron's common stock (167,108 shares). In addition, $1,565,000 in liabilities were assumed and related acquisition costs of $64,000 were incurred. The acquisition has been accounted for as a purchase, and the results of operations of Altron Systems Corporation since June 9, 1994 have been included in the accompanying consolidated income statements.

  The costs in excess of net assets of acquired company are being amortized on a straight-line basis over an estimated useful life of 15 years, $281,000 and $134,000 for 1995 and 1994, respectively. The Company periodically assesses whether a change in circumstances has occurred since the acquisition date that would indicate that the future useful life of the asset should be revised. The Company considers the future earnings potential of the original business in assessing the recoverability of this asset.

  The following table presents selected financial information for the Company and Astrio Corporation, on a proforma basis, assuming the companies had been combined as of January 3, 1993. The proforma results are not necessarily indicative of the actual results or future results of operations that would have occurred had the acquisition been made on January 3, 1993.

                                                         YEAR ENDED       YEAR ENDED
                                                      DECEMBER 31, 1994 JANUARY 1, 1994
   (IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)   ----------------- ---------------
   Net sales.................................             $107,149          $93,027
   Net income................................                8,330            5,395
   Net income per common and common
    equivalent share.........................                $0.95            $0.64
   Weighted average common and common
    equivalent shares outstanding............                8,728            8,413

                     ALTRON INCORPORATED AND SUBSIDIARIES

                               DECEMBER 30, 1995

(4) INVENTORIES

  Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes materials, labor and manufacturing overhead. Inventories are summarized as follows:

                                                                  1995    1994
                                                                 ------- -------
                                                                 (IN THOUSANDS)
      Raw materials............................................. $ 9,371 $ 5,120
      Work-in-process...........................................   9,217   6,399
                                                                 ------- -------
                                                                 $18,588 $11,519
                                                                 ======= =======

(5) PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment are recorded at cost and consist of the following:

                                                                 1995    1994
                                                                ------- -------
                                                                (IN THOUSANDS)
      Land..................................................... $   465 $   465
      Buildings and improvements...............................  11,806  10,666
      Equipment................................................  44,059  36,237
                                                                ------- -------
                                                                 56,330  47,368
      Less accumulated depreciation............................  26,717  22,858
                                                                ------- -------
                                                                $29,613 $24,510
                                                                ======= =======

  The Company provides for depreciation using the straight-line method over the estimated useful lives of 7 to 40 years for buildings and improvements and 3 to 8 years for equipment.

(6) INCOME TAXES

  The provision for income taxes shown in the accompanying statements of income consists of the following (in thousands):

                                                            1995   1994   1993
                                                           ------ ------ ------
   Federal:
     Current.............................................. $6,801 $4,100 $2,612
     Deferred.............................................    806    286     78
                                                           ------ ------ ------
                                                            7,607  4,386  2,690
                                                           ------ ------ ------
   State:
     Current..............................................  1,870  1,167    708
     Deferred.............................................    228     80     47
                                                           ------ ------ ------
                                                            2,098  1,247    755
                                                           ------ ------ ------
   Provision for income taxes............................. $9,705 $5,633 $3,445
                                                           ====== ====== ======

  The Company had federal and state income taxes currently payable of $1,269,000 and $154,000 at December 30, 1995 and December 31, 1994,
respectively.

                     ALTRON INCORPORATED AND SUBSIDIARIES

                               DECEMBER 30, 1995

  A reconciliation of the Company's effective income tax rate and the statutory federal income tax rate is as follows:

                                                               1995  1994  1993
                                                               ----  ----  ----
   Federal statutory tax rate................................. 35.0% 34.0% 34.0%
   State income taxes, net of federal tax benefit.............  5.6   5.8   5.8
   Other, net.................................................  (.6)   .2    .2
                                                               ----  ----  ----
   Effective tax rate......................................... 40.0% 40.0% 40.0%
                                                               ====  ====  ====

  The tax effects of temporary differences included in other current assets as of December 30, 1995 are $740,000 for inventory and receivables, $785,000 for accruals, $60,000 for nonqualified stock options and $(5,000) for other net differences. The temporary differences as of December 31, 1994 are $555,000 for inventory and receivables, $615,000 for accruals, $72,000 for nonqualified stock options and $37,000 for other net differences.

  Deferred income taxes as of December 30, 1995 and December 31, 1994 are $5,378,000 and $4,044,000, respectively, and resulted principally from the difference between book and tax depreciation methods.

  For 1995, 1994 and 1993, the Company realized tax benefits of $600,000, $408,000 and $1,265,000, respectively, for disqualifying dispositions of stock options exercised which are deemed compensation for tax purposes. For financial reporting purposes, the benefit is accounted for as paid-in capital.

(7) LONG AND SHORT-TERM DEBT

  Long-term debt consists of the following (in thousands):

                                                                   1995   1994
                                                                  ------ ------
   Ten-year real estate mortgage note............................ $4,746 $4,892
   Unsecured term loans..........................................  3,000  4,500
   Other.........................................................      -     59
                                                                  ------ ------
                                                                   7,746  9,451
   Less current portion..........................................  3,169    805
                                                                  ------ ------
   Long-term debt................................................ $4,577 $8,646
                                                                  ====== ======

  Maturities of long-term debt are as follows (in thousands):

      FISCAL YEAR
      -----------
       1996.............................................................. $3,169
       1997..............................................................  4,577
                                                                          ------
                                                                          $7,746
                                                                          ======

 Ten-Year Real Estate Mortgage Note

  The Company has a ten-year, first mortgage note with a bank. Under the amended terms, the loan is payable in monthly installments of $37,300 (principal and interest) at a fixed interest rate of 5.97% for three years, through October 1996, at which time the interest rate will be renegotiated. The Company's Wilmington, Massachusetts facility is the security for this loan.

                      ALTRON INCORPORATED AND SUBSIDIARIES

                               DECEMBER 30, 1995

 Unsecured Term Loans

  On September 15, 1993, the Company borrowed $3,000,000 under a three-year unsecured term loan at an interest rate of 5.8% payable monthly, and principal payable on September 15, 1996, under an amendment to its term loan agreement with its bank. The term loan agreement contains provisions that the Company maintain certain financial ratios and covenants which the Company met as of December 30, 1995 and December 31, 1994. On June 13, 1995, the Company paid off the remaining balance of $1,200,000 on its five-year, unsecured term loan, borrowed on May 29, 1992.

 Short-term Debt

  The Company has a $5,000,000 unsecured line of credit with its bank at the bank's prime rate. There were no borrowings outstanding under the line of credit and the entire line was available at December 30, 1995 and December 31, 1994.

  The fair value of the indebtedness approximates carrying value because of the short maturity.

(8) OPERATING LEASES

  The Company rents manufacturing space in Woburn, Massachusetts and Fremont, California under lease agreements. Aggregate minimum lease payments under the leases at December 30, 1995 are $432,000, $553,000, $566,000, $582,000 and
$469,000 for each of the years 1996 through 2000, respectively, and $430,000 thereafter. Rental expense under the leases was $486,000 in 1995, $210,000 in 1994 and $120,000 in 1993.

(9) STOCKHOLDERS' INVESTMENT

  On January 5, 1995, the Board of Directors declared a three-for-two stock split of its common stock effected as a 50% stock dividend to shareholders of record on January 20, 1995 and distributed February 10, 1995. Share quantities and related per share amounts have been retroactively restated to reflect the stock split.

  On March 31, 1995, the stockholders approved a resolution to increase the authorized shares of common stock outstanding from 10,000,000 to 30,000,000 shares with a par value of $.05 per share.

  On May 25, 1995, the Company completed a public offering of 1,395,000 shares of its common stock resulting in proceeds of approximately $24.3 million, net of expenses of approximately $365,000.

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

                     ALTRON INCORPORATED AND SUBSIDIARIES

                               DECEMBER 30, 1995

 Stock Options
 -------------

  The 1981 Stock Option Plan provided for incentive stock options granted at fair market value at the date of grant and nonqualified stock options granted at prices determined by the Board of Directors. All options under the plan are exercisable over a five-year period and expire 10 years from the date of grant. In December 1991, this plan terminated and at December 30, 1995, 25,375 shares were reserved.

  The 1991 Stock Option Plan provides for incentive stock options granted at fair market value at the date of grant and nonqualified stock options granted at prices determined by a committee of the Board of Directors. All options are exercisable over a five-year period, commencing 12 months from the date of grant unless accelerated and expire 10 years from the date of grant. On May 25, 1995, the stockholders approved an increase in the total number of shares of common stock reserved for issuance under the Plan to 2,000,000. At December 30, 1995, 1,582,775 shares of common stock were reserved for issuance.

  The 1989 Nonqualified Stock Option Plan for Non-Employee Directors provided for options exercisable over five years commencing 12 months from the date of grant and expiring 10 years from the date of grant. At December 30, 1995, 9,000 shares were reserved for issuance.

  The 1992 and 1993 Stock Option Plans for Non-Employee Directors provided for options exercisable over a two year period from the date of grant and expiring 10 years from the date of grant. At December 30, 1995, 67,500 and 75,000 shares were reserved for issuance under the 1992 and 1993 Plans, respectively.

  On May 25, 1995, the stockholders approved the Company's 1995 Stock Option Plan for Non-Employee Directors. Under the Plan, options are exercisable over a five-year period commencing 12 months from the date of grant and expiring 10 years from the date of grant. At December 30, 1995, 50,000 shares were reserved for issuance under this Plan.

  The following table summarizes the stock option activity for the three-year period ended December 30, 1995 (restated for the stock split):

                                       INCENTIVE             NONQUALIFIED
                                     STOCK OPTIONS           STOCK OPTIONS
                                 ----------------------- ----------------------
                                           OPTION PRICE           OPTION PRICE
                                  SHARES     PER SHARE   SHARES     PER SHARE
                                 --------  ------------- -------  -------------
Outstanding at January 2, 1993..  956,475  $ 1.22-$ 2.83  50,625  $ 1.67-$ 2.22
 Granted........................  280,500    3.22-  8.92  78,750    1.83-  6.61
 Exercised...................... (508,275)   1.22-  2.83 (18,000)   1.67-  2.22
 Canceled.......................  (37,800)   1.22-  1.83     -             -
                                 --------                -------
Outstanding at January 1, 1994..  690,900    1.22-  8.92 111,375    1.67-  6.61
 Granted........................  149,250    8.50- 13.17  45,000    7.08
 Exercised...................... (128,025)   1.53-  3.67 (20,475)   1.67-  6.61
 Canceled.......................  (28,575)   1.83-  7.08  (5,400)   6.61
                                 --------                -------
Outstanding at December 31,
 1994...........................  683,550    1.22- 13.17 130,500    1.83-  7.08
 Granted........................  364,000   13.75- 28.88  37,000   13.75- 16.00
 Exercised...................... (152,675)   1.22- 10.08 (13,950)   2.22-  3.67
 Canceled.......................  (22,350)   1.79- 13.75     -             -
                                 --------                -------
Outstanding at December 30,
 1995...........................  872,525  $ 1.53-$28.88 153,550  $ 1.83-$16.00
                                 ========                =======
Exercisable at December 30,
 1995...........................  382,000  $ 1.53-$13.17 112,500  $ 1.83-$ 7.08
                                 ========                =======

  Options outstanding at December 30, 1995 expire between March 10, 1997 and December 22, 2005. The Company follows the provisions of APB 25 in accounting for stock compensation.

                      ALTRON INCORPORATED AND SUBSIDIARIES

                               DECEMBER 30, 1995

 Employee Stock Purchase Plan
 ----------------------------

  On May 25, 1995, the stockholders approved the 1995 Employee Stock Purchase Plan. The Plan provides for two purchase periods during the Company's fiscal year. The purchase price of shares under the Plan is 90% of the lower of the fair market value at the beginning and the end of the period. Substantially all employees with more than one year of service are eligible to participate in the Plan. At December 30, 1995, 290,426 of the initial 300,000 shares of common stock were reserved for issuance. The 1984 Employee Stock Purchase Plan expired on December 31, 1994 and accordingly, as of December 30, 1995, no shares of common stock are reserved for issuance under the Plan.

(10) OTHER INCOME

  Other income consisted of interest income of $1,304,000, $351,000 and $218,000 for the years ended 1995, 1994 and 1993, respectively, and other income (expense), net, of $13,000, $(90,000) and $(109,000) for these respective years.

(11) INTEREST EXPENSE

  Interest expense was $497,000, $654,000 and $710,000 for the years ended 1995, 1994 and 1993, respectively, of which $138,000, $80,000 and $128,000 was capitalized to property, plant and equipment.

(12) SIGNIFICANT CUSTOMERS

  One customer, Motorola Inc., accounted for approximately 19% of net sales for 1995 and 13% of net sales for 1994 and 1993.

(13) EMPLOYEE BENEFIT PLAN

  The Altron Savings and Investment Plan allows all full-time employees with at least one year of service with the Company to participate. Plan participants elect to have contributions made to the Plan under Section 401(k) of the Internal Revenue Code. Company contributions become vested at the rate of 20% for each year of service with the Company. Annual Company contributions to the plan are at the discretion of the Board of Directors and are discretionary in amount. The Company contributed approximately $260,000, $230,000 and $150,000 for the years ended 1995, 1994 and 1993.

  The Company does not provide post-retirement benefits. Accordingly, SFAS No. 106, "Accounting for Post-Retirement Benefits Other Than Pensions," has no impact upon the Company. The Company does not provide benefits for periods after employment but prior to retirement. Accordingly, SFAS No. 112, "Employers' Accounting for Postemployment Benefits," has no impact upon the Company.

                     ALTRON INCORPORATED AND SUBSIDIARIES

                               DECEMBER 30, 1995

(14) QUARTERLY RESULTS (UNAUDITED)

  The following summarized unaudited results of operations for the fiscal quarters in the years ended December 30, 1995 and December 31, 1994 have been accounted for using generally accepted accounting principles for interim reporting purposes and include adjustments (consisting of normal recurring adjustments) which the Company considers necessary for the fair presentation of results for these interim periods:

                                           FIRST    SECOND     THIRD    FOURTH
                                          QUARTER   QUARTER   QUARTER   QUARTER
                                         --------- --------- --------- ---------
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
1995
Net sales............................... $  32,662 $  34,724 $  34,753 $  41,727
Gross profit............................     7,406     8,090     8,473    10,040
Net income..............................     2,920     3,384     3,795     4,460
Net income per share....................      0.33      0.36      0.36      0.42
1994
Net sales............................... $  23,007 $  25,372 $  26,682 $  29,141
Gross profit............................     5,100     5,670     5,799     6,472
Net income..............................     1,825     2,070     2,107     2,448
Net income per share....................      0.21      0.24      0.24      0.28

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not Applicable

                                   PART III

  The information required by Items 10, 11, 12 and 13 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the 1996 Annual Meeting to be held on May 16, 1996.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as part of this Report:

    (1) Financial Statements included in Part II of this Report:

      Report of Independent Public Accountants

      Consolidated Income Statements for the fiscal years ended December
          30, 1995, December 31, 1994 and January 1, 1994.

      Consolidated Balance Sheets as of December 30, 1995 and December 31,
          1994.

      Consolidated Statements of Stockholders' Investment for the fiscal years ended December 30, 1995, December 31, 1994 and January 1, 1994.

      Consolidated Statements of Cash Flows for the fiscal years ended
          December 30, 1995, December 31, 1994 and January 1, 1994.

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

    (3) Exhibits

      The following exhibits are incorporated herein by reference:

        3.1 Articles of Organization of Registrant, as amended (filed as Ex-hibit 3.1 to the Registration Statement Form S-1 [Registration No.
            2-89704]).
        3.2 By-laws of Altron Incorporated as amended through March 12, 1990
            (filed as Exhibit 3.2 to the Annual Report on Form 10-K for fiscal year ended December 29, 1990).
       10.1 Altron Incorporated Non-Qualified Stock Option Plan (filed as Ex-hibit 4B to the Registration Statement on Form S-8 [Registration
            No. 2-94712]).
       10.2 Altron Incorporated 1981 Stock Option Plan (filed as Exhibit 4A to the Registration Statement on Form S-8 [Registration No. 2-94712]).
       10.3 First Amendment to Altron Incorporated 1981 Stock Option Plan
            (filed as Exhibit 4AA to Post-Effective Amendment No. 1 to Regis-tration Statement on Form S-8 [Registration No. 2-94712]).
       10.4 Altron Incorporated Employee Stock Purchase Plan (filed as Exhibit
            4A to the Registration Statement on Form S-8 [Registration No. 2-
            94713]).

       10.5 Altron Incorporated Stock Option Plan for Non-Employee Directors, adopted by the Board of Directors on December 17, 1984 (filed as Exhibit 10.11 to the Annual Report on Form 10-K for fiscal year ended December 29, 1984 [Registration No. 2-89704]).
       10.6  Second Amendment to the Altron Incorporated 1981 Stock Option Plan
             (filed as Exhibit 10.12 to the Annual Report on Form 10-K for fis-cal year ended January 2, 1988 [Registration No. 2-94712]).
       10.7  Third Amendment to the Altron Incorporated 1981 Stock Option Plan
             (filed as Exhibit 10.13 to the Annual Report on Form 10-K for fis-cal year ended January 3, 1987 [Registration No. 2-94712]).
       10.8  Mortgage with Massbank for Savings dated October 1, 1987 (filed as
             Exhibit 10.14 to the Annual Report on Form 10-K for fiscal year ended January 2, 1988 [Registration
             No. 2-94712]).
       10.9 Commercial Real Estate Promissory Note with Massbank for Savings dated October 1, 1987 (filed as Exhibit 10.15 to the Annual Report on Form 10-K for fiscal year ended January 2, 1988 [Registration
             No. 2-94712]).
       10.10 Altron Incorporated Stock Option Plan for Non-Employee Directors, adopted by the Board of Directors on December 14, 1989 (filed as Exhibit 10.18 to the Annual Report on Form 10-K for the fiscal year ended December 30, 1989).
       10.11 Altron Savings and Investment Plan, adopted by the Board of Direc-tors on December 14, 1989 (filed as Exhibit 10.19 to the Annual
             Report on Form 10-K for the fiscal year ended December 30, 1989).
       10.12 Altron Incorporated 1991 Stock Option Plan, adopted by the Board of Directors on June 20, 1991 as amended April 19, 1995 (filed as
             Exhibit 4A to the Registration Statement on Form S-8 [Registration
             No. 33-60759]).
       10.13 Altron Incorporated Stock Option Plan for Non-Employee Directors, adopted by the Board of Directors on September 30, 1992 (filed as Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended January 2, 1993).
       10.14 Altron Incorporated Stock Option Plan for Non-Employee Directors, adopted by the Board of Directors on December 22, 1993 (filed as Exhibit 10.14 to the Annual Report on Form 10-K for the fiscal year ended January 1, 1994).
       10.15 Altron Incorporated 1995 Employee Stock Purchase Plan, adopted by the Board of Directors on April 18, 1995 (filed as Exhibit 4A to the Registration Statement on Form S-8 [Registration No. 33-
             60713]).
       10.16 Altron Incorporated 1995 Stock Option Plan for Non-Employee Direc-tors (filed as Exhibit 4A to Registration Statement on Form S-8
             [Registration No. 33-60757]).

      The following exhibits are filed herewith:

       21    Subsidiaries of the Registrant
       27    Financial Data Schedule

  (b) Reports on Form 8-K:

    No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 30, 1995.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Altron Incorporated

                                          By:      /s/ Samuel Altschuler
                                              --------------------------------
                                                     Samuel Altschuler
                                                         President
                                                         ---------

Date: March 12, 1996

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                NAME                           TITLE                 DATE

        /s/ Samuel Altschuler          Chairman of the          March 12, 1996
-------------------------------------  Board of Directors
          SAMUEL ALTSCHULER            and President
                                       (principal executive
                                       officer)

           /s/ Burton Doo              Executive Vice           March 12, 1996
-------------------------------------  President and
             BURTON DOO                Director

        /s/ Peter D. Brennan           Vice President,          March 12, 1996
-------------------------------------  Chief Financial
          PETER D. BRENNAN             Officer and
                                       Treasurer (principal
                                       financial and
                                       accounting officer)

    /s/ Anthony J. Medaglia, Jr.       Director                 March 12, 1996
-------------------------------------
      ANTHONY J. MEDAGLIA, JR.

      /s/ Daniel A. Cronin, Jr.        Director                 March 12, 1996
-------------------------------------
        DANIEL A. CRONIN, JR.

      /s/ Thomas M. Claflin, II        Director                 March 12, 1996
-------------------------------------
        THOMAS M. CLAFLIN, II

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

  As independent public accountants, we hereby consent to the incorporation of our report, included in this Form 10-K, into Altron Incorporated's previously filed Registration Statements on Form S-8 (File Nos. 2-94712, 2-94713, 33-39744, 33-39980, 33-45884, 33-60713, 33-60757, 33-60759, 33-82574, 33-86862
and 333-01443).

                                          Arthur Andersen LLP

Boston, Massachusetts
March 12, 1996

                                                                     SCHEDULE II

                              ALTRON INCORPORATED

                       VALUATION AND QUALIFYING ACCOUNTS


                                    BALANCE AT  CHARGES TO DEDUCTION BALANCE AT
                                   BEGINNING OF COSTS AND    FROM      END OF
                                      PERIOD     EXPENSES  RESERVES    PERIOD
                                   ------------ ---------- --------- ----------
                                                  (IN THOUSANDS)
RESERVE FOR DOUBTFUL ACCOUNTS:
 December 30, 1995................     $625        $150         -       $775
 December 31, 1994................      475         150         -        625
 January 1, 1994..................      375         128        28(1)     475

--------
(1) Amounts deemed uncollectible.