Form 10-Q
period 1996-03-30
ALTRON INC
filed 1996-05-02
CIK 741339

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTER ENDED                 COMMISSION FILE NUMBER
            MARCH 30, 1996                             0-13230

                              ALTRON INCORPORATED

            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             MASSACHUSETTS                           04-2464301
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

     ONE JEWEL DRIVE, WILMINGTON,                       01887
             MASSACHUSETTS                           (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                (508) 658-5800

                    FORMER NAME, FORMER ADDRESS AND FORMER
                  FISCAL YEAR, IF CHANGED SINCE LAST REPORT:
                                     NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X] NO [_]

  The number of shares of Common Stock of the Registrant outstanding as of March 30, 1996 was 10,039,737 shares.


- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      ALTRON INCORPORATED AND SUBSIDIARIES

                                     INDEX

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
 PART I.  FINANCIAL INFORMATION
 ITEM 1.  Financial Statements
          Consolidated Balance Sheets--March 30, 1996 and December 30,
           1995.......................................................      3
          Consolidated Income Statements--Three Months Ended March 30,
           1996 and April 1, 1995.....................................      4
          Consolidated Statements of Cash Flows--Three Months Ended
           March 30, 1996 and
           April 1, 1995..............................................      5
          Notes to Consolidated Financial Statements..................      6
 ITEM 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................      7
 PART II. OTHER INFORMATION
 ITEM 6.  Exhibits and Reports on Form 8-K............................      8
          Signatures..................................................      9

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      ALTRON INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                           MARCH 30,  DECEMBER 30,
                                                             1996         1995
                                                          ----------- ------------
(IN THOUSANDS, EXCEPT SHARE DATA)                         (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents..............................  $ 14,991     $ 13,622
  Short-term investments.................................    20,301       16,821
  Accounts receivable, net...............................    23,697       22,687
  Inventories............................................    21,718       18,588
  Other current assets...................................     3,000        3,009
                                                           --------     --------
    Total Current Assets.................................    83,707       74,727
Property, Plant and Equipment, net.......................    31,307       29,613
Costs in Excess of Net Assets of Acquired Company........     3,669        3,738
Long-term Investments....................................     4,812        4,981
                                                           --------     --------
                                                           $123,495     $113,059
                                                           ========     ========
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
  Current portion of long-term debt......................  $  3,171     $  3,169
  Accounts payable.......................................    14,249       11,711
  Accrued payroll and other employee benefits............     4,324        3,937
  Other accrued expenses.................................     3,901        3,633
                                                           --------     --------
    Total Current Liabilities............................    25,645       22,450
                                                           --------     --------
Long-term Debt...........................................     4,522        4,577
                                                           --------     --------
Deferred Income Taxes....................................     7,800        5,378
                                                           --------     --------
Stockholders' Investment:
  Preferred stock, $1.00 par value--
   Authorized--1,000,000 shares
   Issued and outstanding--none..........................       --           --
  Common stock, $.05 par value--
   Authorized--30,000,000 shares
   Issued--10,196,791 and 10,148,691 shares..............       510          507
  Paid-in capital........................................    36,507       36,301
  Retained earnings......................................    48,788       44,123
                                                           --------     --------
                                                             85,805       80,931
  Less treasury stock, at cost (157,054 shares)..........       277          277
                                                           --------     --------
    Total Stockholders' Investment.......................    85,528       80,654
                                                           --------     --------
                                                           $123,495     $113,059
                                                           ========     ========

None of the information in this Form 10-Q has been restated to reflect the three-for-two split of the Company's Common Stock to be distributed May 10, 1996.

The accompanying notes are an integral part of these consolidated financial statements.

                      ALTRON INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS

                                                            THREE MONTHS ENDED
                                                            ------------------
                                                            MARCH 30, APRIL 1,
                                                              1996      1995
                                                            --------- --------
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)
Net Sales..................................................  $44,091  $32,662
Cost of Sales..............................................   33,427   25,256
                                                             -------  -------
Gross Profit...............................................   10,664    7,406
Selling, General and Administrative Expenses...............    3,130    2,593
                                                             -------  -------
Income from Operations.....................................    7,534    4,813
Other Income...............................................      458      168
Interest Expense...........................................       86      116
                                                             -------  -------
Income Before Provision for Income Taxes...................    7,906    4,865
Provision for Income Taxes.................................    3,241    1,945
                                                             -------  -------
Net Income.................................................  $ 4,665  $ 2,920
                                                             =======  =======
Net Income Per Common and Common Equivalent Share..........  $  0.44  $  0.33
                                                             =======  =======
Weighted Average Common and Common Equivalent Shares Out-
 standing..................................................   10,606    8,922
                                                             =======  =======




None of the information in this Form 10-Q has been restated to reflect the three-for-two split of the Company's Common Stock to be distributed May 10, 1996.

The accompanying notes are an integral part of these consolidated financial statements.

                      ALTRON INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             THREE MONTHS ENDED
                                                             ------------------
                                                             MARCH 30, APRIL 1,
                                                               1996      1995
                                                             --------- --------
   (IN THOUSANDS, UNAUDITED)
   Cash Flows from Operating Activities:
     Net income.............................................  $ 4,665  $ 2,920
     Adjustments to reconcile net income to net cash pro-
      vided by operating activities:
       Depreciation and amortization........................    1,151    1,147
       Deferred income taxes................................    2,422    1,097
     Changes in current assets and liabilities:
       Accounts receivable..................................   (1,010)  (2,052)
       Inventories..........................................   (3,130)  (3,883)
       Other current assets.................................        9     (115)
       Accounts payable.....................................    2,538    2,719
       Accrued expenses.....................................      655    1,519
                                                              -------  -------
   Net cash provided by operating activities................    7,300    3,352
                                                              -------  -------
   Cash Flows from Investing Activities:
     Purchases of investments, net..........................   (3,311)     --
     Capital expenditures...................................   (2,776)  (2,335)
                                                              -------  -------
   Net cash used in investing activities....................   (6,087)  (2,335)
                                                              -------  -------
   Cash Flows from Financing Activities:
     Principal payments of long-term debt...................      (53)    (200)
     Proceeds from issuance of common stock.................      209       64
                                                              -------  -------
   Net cash provided by (used in) financing activities......      156     (136)
                                                              -------  -------
   Net Change in Cash and Cash Equivalents..................    1,369      881
   Cash and Cash Equivalents, Beginning of Period...........   13,622    8,306
                                                              -------  -------
   Cash and Cash Equivalents, End of Period.................  $14,991  $ 9,187
                                                              =======  =======
   Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for:
       Interest.............................................  $   138  $   145
       Income taxes.........................................    1,700      600

None of the information in this Form 10-Q has been restated to reflect the three-for-two split of the Company's Common Stock to be distributed May 10, 1996.

The accompanying notes are an integral part of these consolidated financial statements.

                     ALTRON INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

(2) INTERIM FINANCIAL STATEMENTS

  In the opinion of the Company's management, these interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for such periods. The unaudited results of operations for the quarter ended March 30, 1996 are not necessarily an indication of the results of operations for the full year.

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

  For information as to the significant accounting policies followed by the Company and other financial and operating information, see the Company's Form 10-K for the year ended December 30, 1995, as filed with the Securities and Exchange Commission (Commission File No. 0-13230). These interim financial statements should be read in conjunction with the financial statements included in the Form 10-K.

(3) INVENTORIES

  Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes materials, labor and manufacturing overhead. Inventories are summarized as follows (in thousands, March 30, 1996 unaudited):

                                                          MARCH 30, DECEMBER 30,
                                                            1996        1995
                                                          --------- ------------
     Raw Materials.......................................  $10,405    $ 9,371
     Work-in-process.....................................   11,313      9,217
                                                           -------    -------
                                                           $21,718    $18,588
                                                           =======    =======

(4) SHORT-TERM DEBT

  The Company has a $5,000,000 unsecured line of credit available with its bank at the bank's prime rate. There were no borrowings outstanding under the line of credit and the entire line was available at March 30, 1996 and December 30, 1995.

(5) SIGNIFICANT CUSTOMERS

  One customer, Motorola Inc., accounted for 16% and 17% of net sales for the three month periods ended March 30, 1996 and April 1, 1995, respectively.

                     ALTRON INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Net sales for the first quarter of 1996 increased 35% to $44.1 million from net sales of $32.7 million for the same quarter of 1995. The increase was primarily the result of increased shipments of value added assembly products to the Company's largest customers in the communication, computer and industrial segments of the electronics industry. The Company's largest customer in each of the first quarters of 1996 and 1995 was Motorola Inc., which accounted for 16% and 17% of net sales for each quarter, respectively.

  Value added contract manufacturing sales for the first quarter of 1996 increased 39% to $33.1 million or approximately 75% of net sales, compared to $23.9 million or 73% of net sales in the first quarter of 1995. Printed circuit board sales for the first quarter of 1996 were approximately 25% of net sales compared to 27% of net sales in the first quarter of 1995.

  Gross margin as a percentage of net sales for the first quarter of 1996 increased to 24.2% as compared to 22.7% in 1995. Gross profit for the first quarter of 1996 increased 44% to $10.7 million from $7.4 million in 1995. The increase in the Company's gross profit resulted primarily from absorption of fixed costs due to the higher volume of shipments and was also due to manufacturing efficiencies gained through productivity and product yield improvements.

  Selling, general and administrative expenses as a percentage of net sales decreased to 7.1% in the first quarter of 1996 from 7.9% for the same quarter of 1995. The decline in selling, general and administrative expenses as a percentage of net sales was principally the result of higher net sales.

  Other income increased $290,000 in the first quarter of 1996 as compared to the first quarter of 1995 principally as a result of receiving net proceeds of approximately $24.3 million from the public offering of the Company's common stock during the second quarter of 1995. Interest expense was $30,000 lower in the first quarter of 1996 than 1995 as a result of reduced outstanding borrowings.

LIQUIDITY AND CAPITAL RESOURCES

  At March 30, 1996, the Company had working capital of $58.1 million compared to $52.3 million at December 30, 1995. Cash and cash equivalents and short-term investments were $35.3 million at March 30, 1996 and $30.4 million at December 30, 1995. Long-term investments at March 30, 1996 were $4.8 million compared to $5.0 million at December 30, 1995.

  At March 30, 1996, the Company had a $5,000,000 unsecured line of credit with its bank, all of which was available.

  On April 2, 1996, the Board of Directors adopted a resolution to increase the total number of authorized shares of common stock from 30,000,000 to 40,000,000 shares, with a par value of $.05 per share. The resolution will be submitted for approval by the stockholders at the Annual Meeting of the Stockholders scheduled to be held on May 16, 1996.

  On April 2, 1996, the Board of Directors declared a 3 for 2 split of its Common Stock effected as a 50% stock dividend payable May 10, 1996 to stockholders of record on April 18, 1996.

  The Company believes that its existing bank credit and working capital, together with funds generated from operations, will be sufficient to satisfy anticipated sales growth and investment in manufacturing facilities and equipment. The Company had commitments for approximately $2.0 million of capital expenditures as of March 30, 1996.

                      ALTRON INCORPORATED AND SUBSIDIARIES

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

    27--Financial Data Schedule

  (b) Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the quarter ended March 30, 1996.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Altron Incorporated

          NAME                             TITLE                      DATE

  /s/ Samuel Altschuler      Chairman of the Board of              April 30,
- -------------------------    Directors and President                  1996
    SAMUEL ALTSCHULER        (principal executive officer)

     /s/ Burton Doo          Executive Vice President and          April 30,
- -------------------------    Director, President, Altron              1996
       BURTON DOO            Systems Corporation

  /s/ Peter D. Brennan       Vice President, Chief Financial       April 30,
- -------------------------    Officer and Treasurer (principal         1996
    PETER D. BRENNAN         financial and accounting
                             officer)