Form 10-Q
period 1996-06-29
ALTRON INC
filed 1996-08-09
CIK 741339

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTER ENDED                 COMMISSION FILE NUMBER
             JUNE 29, 1996                             0-13230

                              ALTRON INCORPORATED
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             MASSACHUSETTS                           04-2464301
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

ONE JEWEL DRIVE, WILMINGTON, MASSACHUSETTS              01887
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

                                YES [X] NO [_]

  The number of shares of Common Stock of the Registrant outstanding as of June 29, 1996 was 15,208,013 shares.


- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      ALTRON INCORPORATED AND SUBSIDIARIES

                                     INDEX

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
 PART I.  FINANCIAL INFORMATION
 ITEM 1.  Financial Statements
          Consolidated Balance Sheets--June 29, 1996 and December 30,
           1995.......................................................      3
          Consolidated Income Statements--Three and Six Months Ended
           June 29, 1996 and July 1, 1995.............................      4
          Consolidated Statements of Cash Flows--Six Months Ended June
           29, 1996 and July 1, 1995..................................      5
          Notes to Consolidated Financial Statements..................    6-7
 ITEM 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................      8
 PART II. OTHER INFORMATION
 ITEM 4.  Submission of Matters to a Vote of Security Holders.........      9
 ITEM 6.  Exhibits and Reports on Form 8-K............................      9
          Signatures..................................................     10

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      ALTRON INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                           JUNE 29,   DECEMBER 30,
                                                             1996         1995
                                                          ----------- ------------
(IN THOUSANDS, EXCEPT SHARE DATA)                         (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents..............................  $ 13,367     $ 13,622
  Short-term investments.................................    20,424       16,821
  Accounts receivable, net...............................    24,939       22,687
  Inventories............................................    20,835       18,588
  Other current assets...................................     3,395        3,009
                                                           --------     --------
    Total Current Assets.................................    82,960       74,727
Property, Plant and Equipment, net.......................    34,137       29,613
Costs in Excess of Net Assets of Acquired Company........     3,600        3,738
Long-term Investments....................................     4,855        4,981
                                                           --------     --------
                                                           $125,552     $113,059
                                                           ========     ========
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
  Current portion of long-term debt......................  $  3,174     $  3,169
  Accounts payable.......................................    12,752       11,711
  Accrued payroll and other employee benefits............     4,130        3,937
  Other accrued expenses.................................     3,367        3,633
                                                           --------     --------
    Total Current Liabilities............................    23,423       22,450
                                                           --------     --------
Long-term Debt...........................................     4,489        4,577
                                                           --------     --------
Deferred Income Taxes....................................     6,868        5,378
                                                           --------     --------
Stockholders' Investment:
  Preferred stock, $1.00 par value--
   Authorized--1,000,000 shares
   Issued and outstanding--none..........................       --           --
  Common stock, $.05 par value--
   Authorized--40,000,000 shares
   Issued--15,443,594 and 15,223,036 shares..............       772          761
  Paid-in capital........................................    36,729       36,047
  Retained earnings......................................    53,548       44,123
                                                           --------     --------
                                                             91,049       80,931
  Less treasury stock, at cost (235,581 shares)..........       277          277
                                                           --------     --------
    Total Stockholders' Investment.......................    90,772       80,654
                                                           --------     --------
                                                           $125,552     $113,059
                                                           ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                      ALTRON INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS

                                          THREE MONTHS ENDED   SIX MONTHS ENDED
                                          -------------------- ----------------
                                          JUNE 29,   JULY 1,   JUNE 29, JULY 1,
                                            1996       1995      1996    1995
                                          ---------  --------- -------- -------
(IN THOUSANDS, EXCEPT PER SHARE DATA,
UNAUDITED)
Net Sales...............................  $  44,302  $  34,724 $88,393  $67,386
Cost of Sales...........................     33,552     26,634  66,979   51,891
                                          ---------  --------- -------  -------
Gross Profit............................     10,750      8,090  21,414   15,495
Selling, General and Administrative Ex-
 penses.................................      3,085      2,608   6,215    5,200
                                          ---------  --------- -------  -------
Income from Operations..................      7,665      5,482  15,199   10,295
Other Income............................        465        254     923      422
Interest Expense........................         70         96     156      212
                                          ---------  --------- -------  -------
Income Before Provision for Income Tax-
 es.....................................      8,060      5,640  15,966   10,505
Provision for Income Taxes..............      3,300      2,256   6,541    4,201
                                          ---------  --------- -------  -------
Net Income..............................  $   4,760  $   3,384 $ 9,425  $ 6,304
                                          =========  ========= =======  =======
Net Income Per Common and Common Equiva-
 lent Share.............................  $     .30  $     .24 $   .59  $   .46
                                          =========  ========= =======  =======
Weighted Average Common and Common
 Equivalent Shares Outstanding..........     16,068     14,103  15,969   13,773
                                          =========  ========= =======  =======


The accompanying notes are an integral part of these consolidated financial statements.

                      ALTRON INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             SIX MONTHS ENDED
                                                             -------------------
                                                             JUNE 29,  JULY 1,
                                                               1996      1995
                                                             --------  ---------
(IN THOUSANDS, UNAUDITED)
Cash Flows from Operating Activities:
  Net income................................................ $  9,425  $  6,304
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization...........................    2,604     2,514
    Deferred income taxes...................................    1,490        43
  Changes in current assets and liabilities:
    Accounts receivable.....................................   (2,252)   (3,083)
    Inventories.............................................   (2,247)   (4,845)
    Other current assets....................................     (386)      (71)
    Accounts payable........................................    1,041     1,049
    Accrued expenses........................................      (73)    1,264
                                                             --------  --------
Net cash provided by operating activities...................    9,602     3,175
                                                             --------  --------
Cash Flows from Investing Activities:
  Purchases of investments, net.............................   (3,477)    2,028
  Capital expenditures......................................   (6,990)   (5,048)
                                                             --------  --------
Net cash used in investing activities.......................  (10,467)   (3,020)
                                                             --------  --------
Cash Flows from Financing Activities:
  Principal payments of long-term debt......................      (83)   (1,617)
  Proceeds from issuance of common stock....................      693    24,853
                                                             --------  --------
Net cash provided by financing activities...................      610    23,236
                                                             --------  --------
Net Change in Cash and Cash Equivalents.....................     (255)   23,391
Cash and Cash Equivalents, Beginning of Period..............   13,622     8,306
                                                             --------  --------
Cash and Cash Equivalents, End of Period.................... $ 13,367  $ 31,697
                                                             ========  ========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest................................................ $    229  $    289
    Income taxes............................................    4,500     3,885

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

(2) INTERIM FINANCIAL STATEMENTS

  In the opinion of the Company's management, these interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for such periods. The unaudited results of operations for the quarter and six months ended June 29, 1996 are not necessarily an indication of the results of operations for the full year.

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

  For information as to the significant accounting policies followed by the Company and other financial and operating information, see the Company's Form 10-K for the year ended December 30, 1995 as filed with the Securities and Exchange Commission (Commission File No. 0-13230). These interim financial statements should be read in conjunction with the financial statements included in the Form 10-K.

(3) INVENTORIES

  Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes materials, labor and manufacturing overhead. Inventories are summarized as follows (in thousands, June 29, 1996, unaudited):

                                                           JUNE 29, DECEMBER 30,
                                                             1996       1995
                                                           -------- ------------
     Raw Materials........................................ $10,843    $ 9,371
     Work-in-process......................................   9,992      9,217
                                                           -------    -------
                                                           $20,835    $18,588
                                                           =======    =======

(4) SHORT-TERM DEBT

  The Company has a $5,000,000 unsecured line of credit available with its bank at the bank's prime rate. There were no borrowings outstanding under the line of credit and the entire line was available at June 29, 1996 and December 30, 1995.

(5) STOCKHOLDERS' INVESTMENT

  On April 2, 1996, the Board of Directors declared a 3 for 2 split of its Common Stock effected as a 50% stock dividend to stockholders of record on April 18, 1996 and distributed on May 10, 1996. Share quantities and related per share amounts in this Form 10-Q have been retroactively restated to reflect the stock split.

                     ALTRON INCORPORATED AND SUBSIDIARIES

  On May 16, 1996, the Company's stockholders approved an amendment to the 1991 Stock Option Plan, increasing the number of shares of common stock reserved for issuance from 3,000,000 to 3,750,000. Approval was also given to the 1996 Stock Option Plan for Non-Employee Directors, under which 37,500 shares of common stock have been reserved for issuance.

  The Company's stockholders also voted in favor of an amendment to increase the total number of authorized shares of common stock from 30,000,000 to 40,000,000 shares, with a par value of $.05 per share.

(6) SIGNIFICANT CUSTOMERS

  One customer, Motorola Inc., accounted for 15% and 17% of net sales for the six month periods ended June 29, 1996 and July 1, 1995, respectively.

                     ALTRON INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Net sales for the second quarter of 1996 increased 28% to $44.3 million from net sales of $34.7 million for the same quarter of 1995. Net sales for the first six months of 1996 increased 31% to $88.4 million compared to $67.4 million for the same period last year. The higher sales for the quarter and six months resulted primarily from increased shipments of value added assembly products to the Company's largest customers in the communication, computer and industrial segments of the electronics industry.

  Value added contract manufacturing sales for the second quarter of 1996 increased 38% to $34.8 million or approximately 79% of net sales, compared to $25.2 million or 73% of net sales in the second quarter of 1995. For the first six months of 1996, value added contract manufacturing sales increased 39% to $67.9 million or 77% of net sales compared to $49.0 million or 73% of net sales for the first six months of 1995. Printed circuit board sales for the second quarter and first six months of 1996 were approximately 21% and 23% of net sales, respectively, compared to 27% of net sales for both the second quarter and first six months of 1995.

  Gross margin as a percentage of net sales for the second quarter of 1996 increased to 24.3% as compared to 23.3% for the same period in 1995. Gross margin as a percentage of net sales for the first six months of 1996 increased to 24.2% as compared to 23.0% for the same period in 1995. Gross profit for the second quarter of 1996 increased 33% to $10.8 million from $8.1 million in 1995. Gross profit for the first six months of 1996 increased 38% to $21.4 million compared to $15.5 million in 1995. The improvement in the Company's gross margin for both the second quarter and the first six months of 1996 as compared to the same periods in 1995 was primarily the result of better absorption of fixed costs due to higher shipment levels and manufacturing efficiencies.

  Selling, general and administrative expenses as a percentage of net sales decreased to 7.0% for both the second quarter and first six months of 1996, as compared to 7.5% and 7.7% for the respective periods of 1995. The decline in selling, general and administrative expenses as a percentage of net sales was principally the result of higher net sales combined with management's ability to control expenses.

  Other income increased $211,000 in the second quarter and $501,000 in the first six months of 1996, as compared to the respective periods of 1995. The increases are principally a result of higher cash balances available for investment mainly due to net proceeds of approximately $24.3 million received from the public offering of the Company's common stock during the second quarter of 1995. Interest expense was $26,000 lower in the second quarter and $56,000 lower in the first six months of 1996 as compared to the same periods in 1995 as a result of reduced outstanding borrowings and higher interest capitalized.

LIQUIDITY AND CAPITAL RESOURCES

  At June 29, 1996, the Company had working capital of $59.5 million compared to $52.3 million at December 30, 1995. Cash and cash equivalents and short-term investments were $33.8 million at June 29, 1996 and $30.4 million at December 30, 1995. Long-term investments at June 29, 1996 were $4.9 million compared to $5.0 million at December 30, 1995.

  At June 29, 1996, the Company had a $5.0 million unsecured line of credit with its bank, all of which was available.

  The Company believes that its existing bank credit and working capital, together with funds generated from operations, will be sufficient to satisfy anticipated sales growth and investment in manufacturing facilities and equipment. The Company had commitments for approximately $2.7 million of capital expenditures as of June 29, 1996.

                     ALTRON INCORPORATED AND SUBSIDIARIES

                          PART II--OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At a Special Meeting of Stockholders held on May 16, 1996 in lieu of the 1996 Annual Meeting of Stockholders, the Company's stockholders elected the Board of Directors to serve until the next Annual Meeting of Stockholders and approved: (1) by a vote of 4,412,544 for, 1,245,850 against and 22,548 abstaining, an amendment to the Altron Incorporated 1991 Stock Option Plan increasing the number of shares of common stock of the Company available for issuance under the Plan from 3,000,000 to 3,750,000; (2) by a vote of 6,799,395 for, 236,800 against and 11,448 abstaining, an amendment to increase the total number of authorized shares of common stock from 30,000,000 to 40,000,000 shares, with a par value of $.05 per share; and (3) by a vote of 4,682,811 for, 973,024 against and 25,507 abstaining, the Company's 1996 Stock Option Plan for Non-Employee Directors. The Company solicited proxies for the Special Meeting pursuant to Regulation 14 under the Securities Exchange Act. There was no solicitation in opposition to the Company's nominees for Directors and all nominees were elected.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

    27--Financial Data Schedule

  (b) Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the quarter ended June 29, 1996.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Altron Incorporated

           NAME                            TITLE                     DATE

  /s/ Samuel Altschuler      Chairman of the Board of           August 9, 1996
- -------------------------    Directors and President
    SAMUEL ALTSCHULER        (principal executive officer)

     /s/ Burton Doo          Executive Vice President and       August 9, 1996
- -------------------------    Director, President, Altron
       BURTON DOO            Systems Corporation

  /s/ Peter D. Brennan       Vice President, Chief Financial    August 9, 1996
- -------------------------    Officer and Treasurer (principal
    PETER D. BRENNAN         financial and accounting
                             officer)