Form 10-Q
period 1996-09-28
ALTRON INC
filed 1996-11-08
CIK 741339

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTER ENDED                 COMMISSION FILE NUMBER
          SEPTEMBER 28, 1996                           0-13230

                              ALTRON INCORPORATED
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             MASSACHUSETTS                          04-2464301
    (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

     ONE JEWEL DRIVE, WILMINGTON,                      01887
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

                                YES [X] NO [_]

  The number of shares of Common Stock of the Registrant outstanding as of September 28, 1996 was 15,221,140 shares.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      ALTRON INCORPORATED AND SUBSIDIARIES

                                     INDEX

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
 PART I.  FINANCIAL INFORMATION

 ITEM 1.  Financial Statements
          Consolidated Balance Sheets--September 28, 1996 and December
           30, 1995...................................................      3
          Consolidated Income Statements--Three and Nine Months Ended
           September 28, 1996 and September 30, 1995..................      4
          Consolidated Statements of Cash Flows--Nine Months Ended
           September 28, 1996 and September 30, 1995..................      5
          Notes to Consolidated Financial Statements..................    6-7

 ITEM 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................    8-9

 PART II. OTHER INFORMATION

 ITEM 6.  Exhibits and Reports on Form 8-K............................     10
          Signatures..................................................     11

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      ALTRON INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                         SEPTEMBER 28, DECEMBER 30,
                                                             1996          1995
                                                         ------------- ------------
(IN THOUSANDS, EXCEPT SHARE DATA)                         (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents.............................   $ 13,558      $ 13,622
  Short-term investments................................     21,117        16,821
  Accounts receivable, net..............................     24,070        22,687
  Inventories...........................................     19,124        18,588
  Other current assets..................................      3,265         3,009
                                                           --------      --------
    Total Current Assets................................     81,134        74,727
Property, Plant and Equipment, net......................     38,912        29,613
Costs in Excess of Net Assets of Acquired Company.......      3,531         3,738
Long-term Investments...................................      4,674         4,981
                                                           --------      --------
                                                           $128,251      $113,059
                                                           ========      ========
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
  Current portion of long-term debt.....................   $    --       $  3,169
  Accounts payable......................................     11,115        11,711
  Accrued payroll and other employee benefits...........      4,445         3,937
  Other accrued expenses................................      2,869         3,633
                                                           --------      --------
    Total Current Liabilities...........................     18,429        22,450
                                                           --------      --------
Long-term Debt..........................................      7,600         4,577
                                                           --------      --------
Deferred Income Taxes...................................      7,160         5,378
                                                           --------      --------
Stockholders' Investment:
  Preferred stock, $1.00 par value--
   Authorized--1,000,000 shares
   Issued and outstanding--none.........................        --            --
  Common stock, $.05 par value--
   Authorized--40,000,000 shares
   Issued--15,456,721 and 15,223,036 shares.............        773           761
  Paid-in capital.......................................     36,908        36,047
  Retained earnings.....................................     57,658        44,123
                                                           --------      --------
                                                             95,339        80,931
  Less treasury stock, at cost (235,581 shares).........        277           277
                                                           --------      --------
    Total Stockholders' Investment......................     95,062        80,654
                                                           --------      --------
                                                           $128,251      $113,059
                                                           ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                      ALTRON INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS

                              THREE MONTHS ENDED           NINE MONTHS ENDED
                          --------------------------- ---------------------------
                          SEPTEMBER 28, SEPTEMBER 30, SEPTEMBER 28, SEPTEMBER 30,
                              1996          1995          1996          1995
                          ------------- ------------- ------------- -------------
(IN THOUSANDS, EXCEPT
PER SHARE DATA,
UNAUDITED)
Net Sales...............     $38,229       $34,753      $126,622      $102,139
Cost of Sales...........      28,894        26,280        95,873        78,171
                             -------       -------      --------      --------
Gross Profit............       9,335         8,473        30,749        23,968
Selling, General and Ad-
 ministrative Expenses..       2,850         2,535         9,065         7,735
                             -------       -------      --------      --------
Income from Operations..       6,485         5,938        21,684        16,233
Other Income............         460           475         1,383           897
Interest Expense........          40            88           196           300
                             -------       -------      --------      --------
Income Before Provision
 for Income Taxes.......       6,905         6,325        22,871        16,830
Provision for Income
 Taxes..................       2,795         2,530         9,336         6,731
                             -------       -------      --------      --------
Net Income..............     $ 4,110       $ 3,795      $ 13,535      $ 10,099
                             =======       =======      ========      ========
Net Income Per Common
 and Common Equivalent
 Share..................     $   .26       $   .24      $    .85      $    .70
                             =======       =======      ========      ========
Weighted Average Common
 and Common Equivalent
 Shares Outstanding.....      16,007        15,962        15,973        14,451
                             =======       =======      ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                      ALTRON INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          NINE MONTHS ENDED
                                                     ---------------------------
                                                     SEPTEMBER 28, SEPTEMBER 30,
                                                         1996          1995
                                                     ------------- -------------
(IN THOUSANDS, UNAUDITED)
Cash Flows from Operating Activities:
  Net income........................................    $13,535       $10,099
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization...................      3,973         3,654
    Deferred income taxes...........................      1,782         1,235
  Changes in current assets and liabilities:
    Accounts receivable.............................     (1,383)       (4,078)
    Inventories.....................................       (536)       (8,125)
    Other current assets............................       (256)         (643)
    Accounts payable................................       (596)        3,682
    Accrued expenses................................       (256)        2,044
                                                        -------       -------
Net cash provided by operating activities...........     16,263         7,868
                                                        -------       -------
Cash Flows from Investing Activities:
  Purchases of investments, net.....................     (3,989)      (22,686)
  Capital expenditures..............................    (13,065)       (7,163)
                                                        -------       -------
Net cash used in investing activities...............    (17,054)      (29,849)
                                                        -------       -------
Cash Flows from Financing Activities:
  Proceeds from long-term debt......................      7,600           --
  Principal payments of long-term debt, including
   current portion..................................     (7,746)       (1,658)
  Proceeds from issuance of common stock............        873        24,872
                                                        -------       -------
Net cash provided by financing activities...........        727        23,214
                                                        -------       -------
Net Change in Cash and Cash Equivalents.............        (64)        1,233
Cash and Cash Equivalents, Beginning of Period......     13,622         8,306
                                                        -------       -------
Cash and Cash Equivalents, End of Period............    $13,558       $ 9,539
                                                        =======       =======
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest........................................    $   363       $   385
    Income taxes....................................      8,719         5,485

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

2)  INTERIM FINANCIAL STATEMENTS

    In the opinion of the Company's management, these interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for such periods. The unaudited results of operations for the quarter and nine months ended September 28, 1996 are not necessarily an indication of the results of operations for the full year.

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

(3) INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes materials, labor and manufacturing overhead. Inventories are summarized as follows (in thousands, September 28, 1996, unaudited):

                                                      SEPTEMBER 28, DECEMBER 30,
                                                          1996          1995
                                                      ------------- ------------
     Raw Materials...................................    $10,920      $ 9,371
     Work-in-process.................................      8,204        9,217
                                                         -------      -------
                                                         $19,124      $18,588
                                                         =======      =======

(4) SHORT-TERM DEBT

    The Company has a $5,000,000 unsecured line of credit available with its bank at the bank's prime rate. There were no borrowings outstanding under the line of credit and the entire line was available at September 28, 1996 and December 30, 1995.

(5) LONG-TERM DEBT

    On August 16, 1996, the Company borrowed $7,600,000 under an amendment to its unsecured term loan agreement with its bank. The borrowing consisted of a $3,000,000 unsecured term loan with interest at 6.77%,

                     ALTRON INCORPORATED AND SUBSIDIARIES
payable monthly, and principal payable on August 16, 1999, and a $4,600,000 unsecured term loan with interest at 7.18%, payable monthly, and principal payable on August 16, 2001. Also on August 16, 1996, the Company paid off the balance of $3,000,000 on its three-year unsecured term loan. The term loan agreement contains provisions that the Company maintain certain financial ratios and covenants which the Company met as of September 28, 1996.

  On September 3, 1996, the Company paid off the balance of $4,635,000 on its ten-year, real estate mortgage note which was secured by the Company's Wilmington facility.

(6) SIGNIFICANT CUSTOMERS

  One customer, Motorola Inc., accounted for 15% and 18% of net sales for the nine month periods ended September 28, 1996 and September 30, 1995, respectively.

                     ALTRON INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Net sales for the third quarter of 1996 increased 10% to $38.2 million from net sales of $34.8 million for the same quarter of 1995. Net sales for the first nine months of 1996 increased 24% to $126.6 million compared to $102.1 million for the same period last year. The higher sales for the quarter and nine months resulted primarily from increased contract manufacturing shipments to the Company's larger customers in the communication and computer segments of the electronics industry. Several of the Company's customers have been experiencing reduced demand for their products, and contract manufacturing sales in the third quarter were affected by such reduced demand.

  Contract manufacturing sales for the third quarter of 1996 increased 12% to $28.4 million or approximately 74% of net sales, compared to $25.3 million or 73% of net sales in the third quarter of 1995. For the first nine months of 1996, contract manufacturing sales increased 30% to $96.3 million or 76% of net sales compared to $74.3 million or 73% of net sales for the comparable 1995 period. Printed circuit board sales for the third quarter and first nine months of 1996 were approximately 26% and 24% of net sales, respectively, compared to 27% of net sales for the comparable periods a year ago.

  Gross margin as a percentage of net sales for the third quarters of 1996 and 1995 were 24.4%. Gross margin as a percentage of net sales for the first nine months of 1996 increased to 24.3% as compared to 23.5% for the same period in 1995. Gross profit for the third quarter and year to date increased 10% and 28% compared to the same 1995 periods. The improvement was primarily the result of better absorption of fixed costs due to higher shipment levels and manufacturing efficiencies.

  Selling, general and administrative expenses as a percentage of net sales was 7.5% for the third quarter of 1996 compared to 7.3% for the same quarter of 1995. In the first nine months of 1996, selling, general and administrative expenses decreased to 7.2% of net sales compared to 7.6% for the same period of 1995. The decline in selling, general and administrative expenses as a percentage of net sales for the nine month period was primarily the result of higher net sales combined with management's ability to control expenses.

  Other income increased $486,000 in the first nine months of 1996, as compared to the same period of 1995 principally due to receiving net proceeds of approximately $24.3 million from the public offering of the Company's common stock during the second quarter of 1995. Interest expense was $48,000 lower in the third quarter and $104,000 lower in the first nine months of 1996 as compared to the same periods in 1995 as a result of lower outstanding borrowings and higher interest capitalized.

LIQUIDITY AND CAPITAL RESOURCES

  At September 28, 1996, the Company had working capital of $62.7 million compared to $52.3 million at December 30, 1995. Cash and cash equivalents and short-term investments were $34.7 million at September 28, 1996 and $30.4 million at December 30, 1995. Long-term investments at September 28, 1996 were $4.7 million compared to $5.0 million at December 30, 1995.

  On August 16, 1996, the Company borrowed $7.6 million under an amendment to its unsecured loan agreement with its bank. The loans consisted of a $3.0 million, three-year note and a $4.6 million, five-year note. Also on August 16, 1996, the Company paid off the balance of $3.0 million on its existing three-year unsecured term loan. On September 3, 1996, the Company paid off the balance of $4.6 million on its ten-year, first mortgage loan.

  At September 28, 1996, the Company had a $5.0 million unsecured line of credit with its bank, all of which was available.

  The Company believes that its existing bank credit and working capital, together with funds generated from operations, will be sufficient to satisfy anticipated sales growth and investment in manufacturing facilities and equipment. The Company had commitments for approximately $7.0 million of capital expenditures as of September 28, 1996, which include the 104,000 square foot contract manufacturing facility under construction near the Company's headquarters.

                      ALTRON INCORPORATED AND SUBSIDIARIES

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

      27--Financial Data Schedule

  (b) Reports on Form 8-K

      No reports on Form 8-K were filed by the Company during the quarter ended September 28, 1996.