Form 10-K405
period 1996-12-28
ALTRON INC
filed 1997-03-26
CIK 741339

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE FISCAL YEAR ENDED               COMMISSION FILE NUMBER
           DECEMBER 28, 1996                           0-13230

                              ALTRON INCORPORATED
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             MASSACHUSETTS                           04-2464301
     (STATE OR OTHER JURISDICTION                 (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

     ONE JEWEL DRIVE, WILMINGTON,                       01887
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

  The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of February 22, 1997 was $243,000,000.

  The number of shares of Common Stock of the Registrant outstanding as of December 28, 1996 was:
                                  15,242,195

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III incorporates information by reference from the definitive proxy statement for the 1997 Annual Meeting to be held May 22, 1997.

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

  Altron believes its capabilities both in manufacturing multilayer, high density printed circuit boards and in providing value added contract manufacturing services advantageously position the Company to serve high growth OEMs in the rapidly changing electronics markets. Altron's OEM customers include a diversified base of manufacturers in the telecommunication, data communication, computer, industrial and medical systems segments of the electronics industry, such as 3Com Corporation, Cabletron Systems, Inc., Cascade Communications Corp., Cisco Systems, Inc., Data General Corporation, EMC Corporation, General Electric Company, Hewlett-Packard Company, Johnson and Johnson Inc., KLA Instrument Corp., Lucent Technologies, Motorola, Inc., Silicon Graphics, Inc. and U.S. Robotics Corporation.

  Altron's strategy is to continue to use its well established high technology printed circuit board manufacturing and engineering capabilities to further expand into the rapidly growing contract manufacturing business, providing products and services including backplanes, surface mount assemblies, power supplies and total systems. Key elements of this strategy include providing its customers with the highest levels of quality, superior service and leading edge technology. In fiscal 1996, approximately 74% of Altron's net sales were attributable to value added contract manufacturing, with the remaining 26% of net sales attributable to printed circuit board manufacturing.

ELECTRONIC INTERCONNECT INDUSTRY OVERVIEW

  Multilayer, High Density Printed Circuit Boards. According to The Institute for Interconnecting and Packaging Electronic Circuits ("IPC"), the United States printed circuit board market was approximately $7.9 billion in 1996, of which approximately $6 billion was attributable to independent manufacturers like Altron. IPC's data also shows that approximately 80% of this market was multilayer, high density printed circuit boards. IPC estimates that the percentage of the printed circuit board market available to independent printed circuit board manufacturers, such as Altron, has increased from 66% to 85% since 1991.

  Value Added Contract Manufacturing. According to IPC, the United States value added contract manufacturing market was approximately $14 billion in 1996 and is growing about 20% per year. Based on industry data, the Company believes that OEMs are increasingly relying upon independent manufacturers of complex electronic interconnect products, such as Altron, rather than on in-house ("captive") production. OEMs which have discontinued or curtailed domestic captive printed circuit board or backplane production since 1990 include Data General Corporation, Digital Equipment Corporation, General Electric Company, GTE Corporation, Hewlett-Packard Company, Lucent Technologies, Northern Telecomm Limited, Raytheon Company, Unisys Corporation, and Xerox Corporation. Altron believes that the current trend towards increased reliance by OEMs on independent manufacturers reflects the OEMs' recognition that, for complex electronic interconnect products, independent manufacturers can provide greater specialization, expertise, responsiveness and flexibility and can offer shorter delivery cycles than can be achieved by internal production.

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

  . Maintain a diversified customer base. Altron services a diversified customer base spread over a variety of growing industry segments, including more than 125 customers in the telecommunication, data communication, computer, industrial and medical systems segments of the electronics industry. During fiscal 1996, in aggregate, Altron's ten largest customers accounted for approximately 63% of the Company's net sales.

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

PRODUCTS AND SERVICES

  Altron produces total systems, surface mount assemblies, custom designed backplanes and multilayer printed circuit boards that are used in the manufacture of sophisticated electronic equipment. For fiscal 1996, Altron's sales of value added contract manufacturing products such as total systems, surface mount assemblies and custom designed backplanes accounted for approximately 74% of total sales. Sales of printed circuit boards accounted for the remaining 26% of total sales. Approximately 94% of Altron's printed circuit board sales in fiscal 1996 were multilayer, high density printed circuit boards.

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

  Quick-turnaround. Altron's quick-turnaround manufacturing capabilities allow it to better serve the needs of its customers for quick response to their product designs. Shorter customer product life-cycles and the need to bring new products to market quickly have created a demand for small quantities of complex multilayer printed circuit boards delivered in relatively short periods of time, typically from three to ten days. Sales of printed circuit boards produced in this manner accounted for approximately 21% of the Company's printed circuit board sales in fiscal 1996. After engineering of an interconnect product is completed, Altron has the capability to manufacture prototype or preproduction versions of such product on a quick-turnaround basis. Altron expects that the demand for engineering and quick-turnaround prototype and preproduction manufacturing services will increase as OEMs' products become more complex and as product life-cycles shorten. The Company's continued success depends upon its ability to respond to the evolving needs of customers in a timely manner.

  Multilayer Printed Circuit Board Manufacturing. Altron's ability to manufacture printed circuit boards, including large, complex multilayer printed circuit boards with close tolerance plated-through hole diameters and other characteristics important to backplane applications, is one of the major factors that has enabled it to become an important supplier of complex, technologically advanced backplane assemblies and multilayer printed circuit boards to the electronics industry. The Company began manufacturing multilayer boards in 1979 and in fiscal 1996 multilayer sales constituted 94% of the Company's printed circuit board revenues. Today, Altron is capable of efficiently producing commercial quantities of printed circuit boards with up to 32 layers and circuit track widths as narrow as four thousandths of an inch.

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

  The Company maintains more than one supply source wherever possible; however, a component for a major OEM contract is obtained from a single source. An interruption or loss of this component supply could have a material adverse effect on the Company's business and results of operations.

  ISO 9002 Registration. Altron's Wilmington and Woburn, Massachusetts plants and its surface mount assembly manufacturing operations in its Fremont, California plant are ISO 9002 registered which provides for worldwide acceptance of Altron's quality systems. ISO 9002 registration is based on successful implementation of quality assurance requirements, and includes continuous examination of every aspect of the Company's business and periodic compliance audits conducted by an independent quality assessor. Altron was one of the first companies in the electronic interconnect industry to achieve ISO 9002 registration. This achievement has been well received by Altron customers, as certain customers will only do business with ISO 9002 registered companies.

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

BACKLOG

  The Company's backlog at February 22, 1997 was approximately $58.0 million compared to approximately $63.0 million at February 24, 1996, the majority of which was scheduled to be shipped within 120 days. Variations in the size and delivery schedules of purchase orders received by the Company, as well as changes in customers' delivery requirements, may result in substantial fluctuations in backlog from period to period. Accordingly, the Company believes that backlog cannot be considered a meaningful indicator of long-term future financial results.

EMPLOYEES

  The Company had 1,085 full-time employees as of December 28, 1996. The employees are not represented by a union, and the Company believes its employee relations to be satisfactory. A majority of Company management, officers and executives have over five years of service with the Company.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company are as follows:

           NAME           AGE                     POSITIONS
 ------------------------ --- ------------------------------------------------
 Samuel Altschuler.......  69 Chairman of the Board of Directors and President
 Burton Doo..............  66 Executive Vice President and Director of Altron
                              Incorporated and President of Altron Systems
                              Corporation
 Peter D. Brennan........  54 Vice President, Chief Financial Officer and
                              Treasurer

  MR. ALTSCHULER, a founder of the Company, has been President, Chief Executive Officer and a Director of the Company since 1970. In December 1983, Mr. Altschuler was elected Chairman of the Board of Directors. Mr. Altschuler is also a director of MASSBANK Corp.

  MR. DOO, a founder of the Company, has been a Director of the Company since 1970. He was Treasurer from 1973 to 1992 and Senior Vice President from 1978 to December 1983. In December 1983, he was elected Executive Vice President. Mr. Doo has been President of Altron Systems Corporation since its inception in June 1994.

  MR. BRENNAN has been Vice President, Chief Financial Officer and Treasurer since June 1992. He has been Vice President of Finance and Corporate Controller since he began his employment with the Company in 1987.

ITEM 2. PROPERTIES

  Altron operates a 204,000 square foot manufacturing plant in Wilmington, Massachusetts which is approximately 15 miles north of Boston. The plant produces multilayer printed circuit boards and interconnect products. Altron believes that this plant is one of the largest independent facilities of its kind in the United States. Altron leases a 70,000 square foot facility in Fremont, California to manufacture interconnect systems, surface mount assemblies and backplanes for its West Coast customers. Altron also leases a 30,000 square foot plant in Woburn, Massachusetts for the design and manufacture of interconnect systems, surface mount assemblies and power supplies. The Company is constructing a 104,000 square foot plant in Woburn, Massachusetts for its backplane and surface mount assembly operations. This facility is scheduled to begin operation in April 1997 and will give the Company over 400,000 square feet of space. The Company believes that these facilities are adequate for its current needs. See "Environmental Quality."

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  The following table sets forth, for the periods indicated, the range of high and low sale prices for the Company's common stock in 1996 and 1995 on The Nasdaq Stock Market's National Market. Prices of the Company's common stock have been retroactively restated to reflect the three-for-two splits of its common stock distributed May 10, 1996 and February 10, 1995. The Company's common stock has been traded under the Nasdaq symbol ALRN since its initial public offering on August 8, 1984.

                                                         1996          1995
                                                     ------------- -------------
QUARTER                                               HIGH   LOW    HIGH   LOW
-------                                              ------ ------ ------ ------
First............................................... 21 1/2 15 5/6 11 1/4      9
Second.............................................. 25 1/2 18 5/6 16 5/6      9
Third............................................... 20 3/4 12 1/4 22 5/6     15
Fourth.............................................. 21 1/2 13 1/2 22 1/2 15 2/3

  The Company has not paid any cash dividends on its common stock and its Board of Directors presently intends to continue this policy in order to retain earnings for the development of the Company's business. As of December 28, 1996, the approximate number of record shareholders was 395 and the Company believes that there were approximately 6,300 beneficial shareholders of the Company's common stock based on information supplied by the Company's transfer agent.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The income statement data for each of the years in the three-year period ended December 28, 1996 and balance sheet data as of December 28, 1996 and December 30, 1995 are derived from the audited Consolidated Financial Statements included elsewhere in this Form 10-K. The income statement data for each of the years in the two-year period ended January 1, 1994 and the balance sheet data as of December 31, 1994, January 1, 1994 and January 2, 1993 are derived from audited Consolidated Financial Statements included in prior Forms 10-K and are not included in this Form 10-K. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements, related Notes and other financial information included elsewhere in this Form 10-K.

                                              FISCAL YEAR ENDED
                         ------------------------------------------------------------
                         DECEMBER 28, DECEMBER 30, DECEMBER 31, JANUARY 1, JANUARY 2,
                             1996         1995         1994        1994       1993
                         ------------ ------------ ------------ ---------- ----------
                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
  Net sales.............   $165,248     $143,867     $104,202    $83,406    $68,158
  Cost of sales.........    125,079      109,858       81,161     67,020     58,571
                           --------     --------     --------    -------    -------
  Gross profit..........     40,169       34,009       23,041     16,386      9,587
  Selling, general and
   administrative
   expenses.............     11,969       10,704        8,645      7,308      7,026
                           --------     --------     --------    -------    -------
  Income from
   operations...........     28,200       23,305       14,396      9,078      2,561
  Other income..........      1,869        1,317          261        109        108
  Interest expense......        232          359          574        582        613
                           --------     --------     --------    -------    -------
  Income before
   provision for income
   taxes................     29,837       24,263       14,083      8,605      2,056
  Provision for income
   taxes................     12,122        9,705        5,633      3,445        818
                           --------     --------     --------    -------    -------
  Net income............   $ 17,715     $ 14,558     $  8,450    $ 5,160    $ 1,238
                           ========     ========     ========    =======    =======
  Net income per common
   and common equivalent
   share(1).............   $   1.11     $   0.98     $   0.65    $  0.42    $  0.11
                           ========     ========     ========    =======    =======
  Weighted average
   common and common
   equivalent shares
   outstanding(1).......     16,009       14,795       12,980     12,370     11,655
                           ========     ========     ========    =======    =======
                         DECEMBER 28, DECEMBER 30, DECEMBER 31, JANUARY 1, JANUARY 2,
                             1996         1995         1994        1994       1993
                         ------------ ------------ ------------ ---------- ----------
                                                (IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital.......   $ 60,989     $ 52,277     $ 24,542    $21,522    $13,346
  Total assets..........    134,561      113,059       68,522     52,553     40,461
  Long-term debt........      7,600        4,577        8,646      9,405      7,165
  Stockholders'
   investment...........    100,624       80,654       40,381     29,452     21,810

--------
(1) Adjusted to reflect the three-for-two splits of the Company's common stock effected May 10, 1996, February 10, 1995 and September 3, 1993. See Note 9 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements and Notes thereto contained elsewhere herein.

  Printed circuit boards manufactured by the Company and used in its assembly operations are included in value added contract manufacturing sales to customers. Printed circuit board sales represent sales to third parties.

  The following table sets forth for the periods indicated the percentage of net sales represented by each line item in the Company's statements of income:

                                                   FISCAL YEAR ENDED
                                         --------------------------------------
                                         DECEMBER 28, DECEMBER 30, DECEMBER 31,
                                             1996         1995         1994
                                         ------------ ------------ ------------
   Net sales............................    100.0%       100.0%       100.0%
   Cost of sales........................     75.7         76.4         77.9
                                            -----        -----        -----
   Gross profit.........................     24.3         23.6         22.1
   Selling, general and administrative
    expenses............................      7.2          7.4          8.3
                                            -----        -----        -----
   Income from operations...............     17.1         16.2         13.8
   Other income.........................      1.1          0.9          0.2
   Interest expense.....................      0.1          0.2          0.5
                                            -----        -----        -----
   Income before provision for income
    taxes...............................     18.1         16.9         13.5
   Provision for income taxes...........      7.4          6.8          5.4
                                            -----        -----        -----
   Net income...........................     10.7%        10.1%         8.1%
                                            =====        =====        =====

RESULTS OF OPERATIONS

Fiscal 1996 Compared to Fiscal 1995

  Net sales for 1996 increased 15% to $165.2 million from net sales of $143.9 million for 1995. The increase was primarily from increased contract manufacturing shipments to the Company's larger customers in the communication, computer, industrial and medical systems segments of the electronics industry, as well as shipments to new customers in these industries. Data communication and telecommunication customers accounted for approximately 51% of net sales in 1996 and 52% in 1995. Computer customers were 31% of net sales in 1996 as compared to 34% of net sales in 1995. Industrial and medical systems customers combined accounted for 18% of net sales in 1996 and 14% in 1995. The Company's largest customer in each of 1996 and 1995 was Motorola, Inc., which accounted for approximately 15% of net sales in 1996 and 19% in 1995.

  Contract manufacturing sales for 1996 increased 17% to $122.8 million or approximately 74% of net sales, compared to 1995 contract manufacturing sales of $105.3 million or 73% of net sales. Printed circuit board sales for 1996 were $42.4 million or approximately 26% of net sales, compared to 1995 printed circuit board sales of $38.6 million or 27% of net sales.

  Gross margin as a percentage of net sales for 1996 increased to 24.3% as compared to 23.6% in 1995. The improvement in the Company's gross margin was primarily a result of better absorption of fixed costs due to higher shipment levels and normal changes in product and customer mix. In addition, gross margin benefited from manufacturing efficiencies gained through productivity and product yield improvements resulting from additional automated manufacturing systems and processes. The Company expects gross margins to continue to fluctuate based upon product mix and customer mix. Although there can be no assurance that the Company can maintain its current gross margin, management expects to focus on market niches and product mix where there are less competitive pricing pressures and to continue to improve productivity, yields and utilization.

  Selling, general and administrative expenses as a percentage of net sales decreased to 7.2% in 1996 from 7.4% in 1995. The improvement in selling, general and administrative expenses as a percentage of net sales was principally the result of higher net sales combined with management's ability to control expenses. The increase of $1.3 million to $12.0 million in 1996 was primarily due to the development of a stronger customer program management organization, establishing regional sales offices and higher sales commission costs on increased commissionable sales made by independent sales representatives.

  Other income for 1996 increased 42% to $1.9 million from other income of $1.3 million in 1995. This increase was principally due to higher cash balances available for investment, mainly due to net proceeds of approximately $24.3 million from the public offering of the Company's common stock during the second quarter of 1995. Interest expense for 1996 decreased to $232,000 from $359,000 in 1995. This decrease was principally due to higher interest capitalized in 1996.

  The Company's effective tax rate in 1996 and 1995 reflects a provision of 40.6% and 40.0%, respectively, of pretax income.

Fiscal 1995 Compared to Fiscal 1994

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

LIQUIDITY AND CAPITAL RESOURCES

  At December 28, 1996, the Company had working capital of $61.0 million and a current ratio of 4.1 compared to working capital of $52.3 million and a current ratio of 3.3 at December 30, 1995. Cash and cash equivalents and short-term investments at December 28, 1996 were $34.4 million, an increase of $4.0 million from $30.4 million at December 30, 1995. Long-term investments at December 28, 1996 and December 30, 1995 were $4.6 million and $5.0 million, respectively.

  At December 28, 1996, the Company had a $5.0 million unsecured line of credit with its bank, all of which was available. During the third quarter 1996, the Company borrowed $7.6 million under an amendment to its unsecured loan agreement with its bank and paid off the balance of $3.0 million on its existing three-year unsecured term loan and the balance of $4.6 million on its ten-year, first mortgage loan .

  The Company believes that its existing bank credit and working capital, together with cash generated from operations, will be sufficient to satisfy anticipated sales growth and investment in manufacturing facilities and equipment. The Company had commitments for approximately $4.0 million of capital expenditures as of December 28, 1996 which includes the 104,000 square foot contract manufacturing facility under construction near the Company's headquarters.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Altron Incorporated:

  We have audited the accompanying consolidated balance sheets of Altron Incorporated (a Massachusetts corporation) and Subsidiaries as of December 28, 1996 and December 30, 1995 and the related consolidated income statements, statements of stockholders' investment and cash flows for the years ended December 28, 1996, December 30, 1995, and December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Altron Incorporated and Subsidiaries as of December 28, 1996 and December 30, 1995, and the results of their operations and their cash flows for the years ended December 28, 1996, December 30, 1995 and December 31, 1994 in conformity with generally accepted accounting principles.

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

                                          Arthur Andersen LLP

Boston, Massachusetts
March 5, 1997

                      ALTRON INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    DECEMBER 28, 1996 AND DECEMBER 30, 1995

                                                                    1996     1995
                                                                  -------- --------
(IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
Current Assets:
  Cash and cash equivalents...................................... $ 14,949 $ 13,622
  Short-term investments.........................................   19,481   16,821
  Accounts receivable, less allowances of $800 and $775..........   24,840   22,687
  Inventories....................................................   18,554   18,588
  Other current assets...........................................    2,935    3,009
                                                                  -------- --------
    Total Current Assets.........................................   80,759   74,727
Property, Plant and Equipment, net...............................   45,727   29,613
Costs in Excess of Net Assets of Acquired Company................    3,461    3,738
Long-term Investments............................................    4,614    4,981
                                                                  -------- --------
                                                                  $134,561 $113,059
                                                                  ======== ========
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
  Current portion of long-term debt.............................. $    --  $  3,169
  Accounts payable...............................................   12,965   11,711
  Accrued payroll and other employee benefits....................    3,910    3,937
  Other accrued expenses.........................................    2,895    3,633
                                                                  -------- --------
    Total Current Liabilities....................................   19,770   22,450
                                                                  -------- --------
Long-term Debt...................................................    7,600    4,577
                                                                  -------- --------
Deferred Income Taxes............................................    6,567    5,378
                                                                  -------- --------
Stockholders' Investment:
  Preferred stock, $1.00 par value --
   Authorized -- 1,000,000 shares
   Issued and outstanding -- none................................      --       --
  Common stock, $.05 par value --
   Authorized -- 40,000,000 shares
   Issued-- 15,477,776 and 15,223,036 shares.....................      774      761
  Paid-in capital................................................   38,289   36,047
  Retained earnings..............................................   61,838   44,123
                                                                  -------- --------
                                                                   100,901   80,931
  Less treasury stock, at cost (235,581 shares)..................      277      277
                                                                  -------- --------
    Total Stockholders' Investment...............................  100,624   80,654
                                                                  -------- --------
                                                                  $134,561 $113,059
                                                                  ======== ========

The accompanying notes are an integral part of these consolidated financial statements.

                      ALTRON INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS

 FOR THE YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995 AND DECEMBER 31, 1994

                                                        1996     1995     1994
                                                      -------- -------- --------
(IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Sales...........................................  $165,248 $143,867 $104,202
Cost of Sales.......................................   125,079  109,858   81,161
                                                      -------- -------- --------
Gross Profit........................................    40,169   34,009   23,041
Selling, General and Administrative Expenses........    11,969   10,704    8,645
                                                      -------- -------- --------
Income from Operations..............................    28,200   23,305   14,396
Other Income........................................     1,869    1,317      261
Interest Expense....................................       232      359      574
                                                      -------- -------- --------
Income Before Provision for Income Taxes............    29,837   24,263   14,083
Provision for Income Taxes..........................    12,122    9,705    5,633
                                                      -------- -------- --------
Net Income..........................................  $ 17,715 $ 14,558 $  8,450
                                                      ======== ======== ========
Net Income Per Common and Common Equivalent Share...  $   1.11 $   0.98 $   0.65
                                                      ======== ======== ========
Weighted Average Common and Common Equivalent Shares
 Outstanding........................................    16,009   14,795   12,980
                                                      ======== ======== ========


The accompanying notes are an integral part of these consolidated financial statements.

                     ALTRON INCORPORATED AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

FOR THE YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995 AND DECEMBER 31, 1994

                               COMMON STOCK
                               -------------
                                             PAID-IN RETAINED TREASURY
                               SHARES AMOUNT CAPITAL EARNINGS  STOCK    TOTAL
                               ------ ------ ------- -------- -------- --------
(IN THOUSANDS)
Balance, January 1, 1994...... 12,378  $619  $ 7,995 $21,115   $(277)  $ 29,452
  Exercise of stock options...    224    11      287       -       -        298
  Income tax benefit from
   stock options..............      -     -      408       -       -        408
  Stock issuance for net
   assets of acquired company.    250    12    1,673       -       -      1,685
  Sale of common stock through
   employee stock purchase
   plan.......................     15     1       87       -       -         88
  Net income..................      -     -        -   8,450       -      8,450
                               ------  ----  ------- -------   -----   --------
Balance, December 31, 1994.... 12,867   643   10,450  29,565    (277)    40,381
  Exercise of stock options...    250    12      646       -       -        658
  Income tax benefit from
   stock options..............      -     -      600       -       -        600
  Stock issuance from public
   offering...................  2,093   105   24,180       -       -     24,285
  Sale of common stock through
   employee stock purchase
   plan.......................     13     1      171       -       -        172
  Net income..................      -     -        -  14,558       -     14,558
                               ------  ----  ------- -------   -----   --------
Balance, December 30, 1995.... 15,223   761   36,047  44,123    (277)    80,654
  Exercise of stock options...    240    12      836       -       -        848
  Income tax benefit from
   stock options..............      -     -    1,150       -       -      1,150
  Sale of common stock through
   employee stock purchase
   plan.......................     15     1      256       -       -        257
  Net income..................      -     -        -  17,715       -     17,715
                               ------  ----  ------- -------   -----   --------
Balance, December 28, 1996.... 15,478  $774  $38,289 $61,838   $(277)  $100,624
                               ======  ====  ======= =======   =====   ========


The accompanying notes are an integral part of these consolidated financial statements.

                      ALTRON INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

 FOR THE YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995 AND DECEMBER 31, 1994

                                                     1996      1995      1994
                                                   --------  --------  --------
(IN THOUSANDS)
Cash Flows from Operating Activities:
  Net income.....................................  $ 17,715  $ 14,558  $  8,450
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization................     5,338     4,553     3,913
    Deferred taxes and nonqualified options......     1,189     1,034       348
    Changes in current assets and liabilities,
     net of assets acquired:
      Accounts receivable........................    (2,153)   (6,871)   (2,392)
      Inventories................................        34    (7,069)   (2,678)
      Other current assets.......................        74      (385)     (126)
      Accounts payable...........................     1,254     2,436     3,144
      Accrued payroll and other employee
       benefits..................................       (27)    1,055       353
      Other accrued expenses.....................      (738)    1,144       463
                                                   --------  --------  --------
  Net cash provided by operating activities......    22,686    10,455    11,475
                                                   --------  --------  --------
Cash Flows from Investing Activities:
  Purchases of investments.......................   (35,705)  (24,367)   (4,028)
  Proceeds from the sale of investments..........    33,412     4,593     2,000
  Capital expenditures...........................   (21,175)   (9,375)   (6,896)
  Proceeds from sale of equipment................         -         -        46
  Purchase of a company, net of cash acquired....         -         -    (2,994)
                                                   --------  --------  --------
  Net cash used in investing activities..........   (23,468)  (29,149)  (11,872)
                                                   --------  --------  --------
Cash Flows from Financing Activities:
  Proceeds from issuance of common stock.........     1,105    25,115       386
  Income tax benefit from stock options..........     1,150       600       408
  Proceeds from long-term debt...................     7,600         -         -
  Principal payments of long-term debt...........    (7,746)   (1,705)     (968)
                                                   --------  --------  --------
  Net cash provided by (used in) financing activ-
   ities.........................................     2,109    24,010      (174)
                                                   --------  --------  --------
Net Change in Cash and Cash Equivalents..........     1,327     5,316      (571)
Cash and Cash Equivalents at Beginning of Year...    13,622     8,306     8,877
                                                   --------  --------  --------
Cash and Cash Equivalents at End of Year.........  $ 14,949  $ 13,622  $  8,306
                                                   ========  ========  ========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for:
    Interest.....................................  $    498  $    501  $    652
    Income taxes.................................    10,944     7,070     4,808

Supplemental Disclosure of Noncash Investing Activities: (See Note 3).

The accompanying notes are an integral part of these consolidated financial statements.

                      ALTRON INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 28, 1996

(1) BUSINESS SUMMARY

  Altron Incorporated ("the Company") is a leading contract manufacturer of interconnect products used in advanced electronic equipment. The Company manufactures complex products in the mid-volume sector of the electronic interconnect industry including custom-designed backplanes, surface mount assemblies and total systems, as well as multilayer, high density printed circuit boards. Altron's customers include a diversified base of manufacturers in the telecommunication, data communication, computer, industrial and medical systems segments of the electronics industry located principally in the United States and Europe.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 FISCAL YEAR

  The Company's fiscal year ends on the Saturday closest to December 31. In the financial statements, "1996" refers to the year ended December 28, 1996, "1995" refers to the year ended December 30, 1995 and "1994" refers to the year ended December 31, 1994. Operations for all years presented include 52 weeks.

 PRINCIPLES OF CONSOLIDATION

  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Altron Systems Corporation and Altron Securities Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

 MANAGEMENT ESTIMATES

  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 FAIR VALUE OF FINANCIAL INSTRUMENTS

  The Company's financial instruments consist mainly of cash and cash equivalents, investments, accounts receivable, accounts payable and long-term debt. The carrying amount of these financial instruments approximates their fair value.

 CASH EQUIVALENTS AND INVESTMENTS

  The Company considers all highly liquid investment instruments with maturities of three months or less to be cash equivalents. Short-term investments are investments with maturities less than one year and investments with maturities greater than one year but less than five years have been classified as long-term. The Company carries its investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments at December 28, 1996 and December 30, 1995 consist of securities issued by the U.S. Treasury and other U.S. Government agencies and municipalities. The Company has deemed these investments to be available-for-sale at both December 28, 1996 and December 30, 1995 and they are carried at cost which approximates market value.

                     ALTRON INCORPORATED AND SUBSIDIARIES

                               DECEMBER 28, 1996

  As of December 28, 1996 and December 30, 1995 the Company had no financial instruments requiring disclosure under SFAS No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.

 REVENUE RECOGNITION

  The Company recognizes revenue at the time products are shipped.

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

  In March 1997, SFAS No. 128, Earnings Per Share, was issued which established new standards for calculating and presenting earnings per share. The Company will adopt this new standard in its 1997 financial statements, which will require the reporting of diluted earnings per share and basic earnings per share. For the years ended 1996, 1995 and 1994, diluted earnings per share was $1.11, $0.98 and $0.65, respectively. Basic earnings per share would have been $1.17, $1.05 and $0.68, respectively, for those same years.

(3) ACQUISITION

  On June 9, 1994, Altron Systems Corporation completed the acquisition of Astrio Corporation, a manufacturer of complex surface mount assemblies, for $4,685,000 consisting of $3,000,000 cash and $1,685,000 in Altron's common stock (250,662 shares). In addition, $1,565,000 in liabilities were assumed and related acquisition costs of $64,000 were incurred. The acquisition has been accounted for as a purchase, and the results of operations of Altron Systems Corporation since June 9, 1994 have been included in the accompanying consolidated income statements.

  The costs in excess of net assets of acquired company are being amortized on a straight-line basis over an estimated useful life of 15 years. Accumulated amortization is $692,000 and $415,000 as of December 28, 1996 and December 30, 1995, respectively. The Company periodically assesses whether a change in circumstances has occurred since the acquisition date that would indicate that the future useful life of the asset (Costs in Excess of Net Assets of Acquired Company) should be revised. The Company considers the future earnings potential of the original business in assessing the recoverability of this asset.

(4) INVENTORIES

  Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes materials, labor and manufacturing overhead. Inventories are summarized as follows:

                                                                  1996    1995
                                                                 ------- -------
                                                                 (IN THOUSANDS)
      Raw materials............................................. $10,040 $ 9,371
      Work-in-process...........................................   8,514   9,217
                                                                 ------- -------
                                                                 $18,554 $18,588
                                                                 ======= =======

                     ALTRON INCORPORATED AND SUBSIDIARIES

                               DECEMBER 28, 1996

(5) PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment are recorded at cost and consist of the following:

                                                                 1996    1995
                                                                ------- -------
                                                                (IN THOUSANDS)
     Land...................................................... $ 3,661 $   465
     Buildings and improvements................................  16,046  11,806
     Equipment.................................................  56,628  44,059
                                                                ------- -------
                                                                 76,335  56,330
     Less accumulated depreciation.............................  30,608  26,717
                                                                ------- -------
                                                                $45,727 $29,613
                                                                ======= =======

  The Company provides for depreciation using the straight-line method over the estimated useful lives of 7 to 40 years for buildings and improvements and 3 to 8 years for equipment.

  The Company purchased land in Woburn, Massachusetts in September 1996 and is constructing a 104,000 square foot plant for its backplane and surface mount assembly operations.

(6) INCOME TAXES

  The provision for income taxes shown in the accompanying statements of income consists of the following (in thousands):

                                                         1996     1995    1994
                                                        -------  ------  ------
   Federal:
     Current........................................... $ 8,715  $6,801  $4,100
     Deferred..........................................     712     806     286
                                                        -------  ------  ------
                                                          9,427   7,607   4,386
                                                        -------  ------  ------
   State:
     Current...........................................   2,536   1,870   1,167
     Deferred..........................................     159     228      80
                                                        -------  ------  ------
                                                          2,695   2,098   1,247
                                                        -------  ------  ------
   Provision for income taxes.......................... $12,122  $9,705  $5,633
                                                        =======  ======  ======

  The Company had federal and state income taxes currently payable of $117,000 and $1,269,000 at December 28, 1996 and December 30, 1995, respectively.

  A reconciliation of the Company's effective income tax rate and the statutory federal income tax rate is as follows:

                                                         1996     1995    1994
                                                        -------  ------  ------
   Federal statutory tax rate..........................    35.0%   35.0%   34.0%
   State income taxes, net of federal tax benefit......     5.7     5.6     5.8
   Other, net..........................................     (.1)    (.6)     .2
                                                        -------  ------  ------
   Effective tax rate..................................    40.6%   40.0%   40.0%
                                                        =======  ======  ======

                     ALTRON INCORPORATED AND SUBSIDIARIES

                               DECEMBER 28, 1996

  The tax effects of temporary differences included in other current assets as of December 28, 1996 are $769,000 for inventory and receivables, $834,000 for accruals and $(14,000) for other net differences. The tax effects of temporary differences included in other current assets as of December 30, 1995 are $740,000 for inventory and receivables, $785,000 for accruals, $60,000 for nonqualified stock options and $(5,000) for other net differences.

  Deferred income taxes as of December 28, 1996 and December 30, 1995 are $6,567,000 and $5,378,000, respectively, and resulted principally from the difference between book and tax depreciation methods.

  For 1996, 1995 and 1994, the Company realized tax benefits of $1,150,000, $600,000 and $408,000, respectively, for disqualifying dispositions of stock options exercised which are deemed compensation for tax purposes. For financial reporting purposes, the benefit is accounted for as paid-in capital.

(7) LONG AND SHORT-TERM DEBT

 Long-Term Debt

  Long-term debt consists of the following (in thousands):

                                                                   1996   1995
                                                                  ------ ------
   Ten-year real estate mortgage note............................ $    - $4,746
   Unsecured term loans..........................................  7,600  3,000
                                                                  ------ ------
                                                                   7,600  7,746
   Less current portion..........................................      -  3,169
                                                                  ------ ------
   Long-term debt................................................ $7,600 $4,577
                                                                  ====== ======

  Maturities of long-term debt are as follows (in thousands):

      FISCAL YEAR
      -----------
       1997............................................................. $     -
       1998.............................................................       -
       1999.............................................................   3,000
       2000.............................................................       -
       2001.............................................................   4,600
                                                                         -------
                                                                         $ 7,600
                                                                         =======

 Ten-Year Real Estate Mortgage Note

  On September 3, 1996, the Company repaid the balance of $4,635,000 on its ten-year, real estate mortgage note which was secured by the Company's Wilmington facility.

                      ALTRON INCORPORATED AND SUBSIDIARIES

                               DECEMBER 28, 1996
 Unsecured Term Loans

  On August 16, 1996, the Company borrowed $7,600,000 under an amendment to its unsecured term loan agreement with its bank. The borrowing consists of a $3,000,000 three-year unsecured term loan with interest at 6.77%, payable monthly, and a $4,600,000 five-year unsecured term loan with interest at 7.18%, payable monthly. Also on August 16, 1996, the Company paid off the balance of $3,000,000 on its existing three-year unsecured term loan. The term loan agreement contains provisions that the Company maintain certain financial ratios and covenants which the Company met as of December 28, 1996 and December 30, 1995. On June 13, 1995, the Company paid off the remaining balance of $1,200,000 on its five-year, unsecured term loan.

 Short-term Debt

  The Company has a $5,000,000 unsecured line of credit with its bank at the bank's prime rate. There were no borrowings outstanding under the line of credit and the entire line was available at December 28, 1996 and December 30, 1995.

(8) OPERATING LEASES

  The Company rents manufacturing space in Woburn, Massachusetts and Fremont, California under lease agreements. Aggregate minimum lease payments under the leases at December 28, 1996 are $553,000, $566,000, $582,000, $469,000 and
$430,000 for each of the years 1997 through 2001, respectively. Rental expense under the leases was $576,000 in 1996, $486,000 in 1995 and $210,000 in 1994.

(9) STOCKHOLDERS' INVESTMENT

  On April 2, 1996, the Board of Directors declared a three-for-two split of its common stock effected as a 50% stock dividend to shareholders of record on April 18, 1996 and distributed on May 10, 1996. On January 5, 1995, the Board of Directors declared a three-for-two stock split of its common stock effected as a 50% stock dividend to shareholders of record on January 20, 1995 and distributed February 10, 1995. Share quantities and related per share amounts have been retroactively restated to reflect the stock splits.

  On May 16, 1996, the stockholders approved a resolution to increase the authorized shares of common stock outstanding from 30,000,000 to 40,000,000 shares with a par value of $.05 per share.

  On May 25, 1995, the Company completed a public offering of 2,092,500 shares of its common stock resulting in net proceeds of approximately $24.3 million.

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

 Stock Options

  The 1981 Stock Option Plan provided for incentive stock options granted at fair market value at the date of grant and nonqualified stock options granted at prices determined by the Board of Directors. All options under the plan are exercisable over a five-year period and expire 10 years from the date of grant. In December 1991, this plan terminated and at December 28, 1996, 22,050 shares were reserved.

                     ALTRON INCORPORATED AND SUBSIDIARIES

                               DECEMBER 28, 1996

  The 1991 Stock Option Plan provides for incentive stock options granted at fair market value at the date of grant and nonqualified stock options granted at prices determined by a committee of the Board of Directors. All options are exercisable over a five-year period, commencing 12 months from the date of grant unless accelerated and expire 10 years from the date of grant. On May 16, 1996, the stockholders approved an increase in the total number of shares of common stock reserved for issuance under the Plan to 3,750,000. At December 28, 1996, 2,910,049 shares of common stock were reserved for issuance.

  The 1989 Nonqualified Stock Option Plan for Non-Employee Directors provides for options exercisable over five years commencing 12 months from the date of grant and expiring 10 years from the date of grant. At December 28, 1996, 3,375 shares were reserved for issuance.

  The 1992, 1993 and 1995 Stock Option Plans for Non-Employee Directors provide for options exercisable over a two year period from the date of grant and expiring 10 years from the date of grant. At December 28, 1996, 101,250, 112,500 and 75,000 shares were reserved for issuance under the 1992, 1993 and 1995 Plans, respectively.

  On May 16, 1996, the stockholders approved the Company's 1996 Stock Option Plan for Non-Employee Directors. Under the Plan, options are exercisable over a three-year period commencing 12 months from the date of grant and expiring 10 years from the date of grant. At December 28, 1996, 37,500 shares were reserved for issuance under this Plan.

  In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 establishes a fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, which requires disclosure of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted as well as certain other information.

  The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted in the two years ended December 28, 1996 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

  The assumptions used and the weighted average information for the years ended December 28, 1996 and December 30, 1995 are as follows:

                                                           1996        1995
                                                           ----        ----
   Risk-free interest rates............................ 5.97%-6.73% 5.51%-7.79%
   Expected dividend yield.............................     --          --
   Expected lives...................................... 4-7.5 years 4-7.5 years
   Expected volatility.................................     48%         48%
   Weighted average grant-date fair value of options
    granted during the period..........................    $8.48       $6.43
   Weighted average exercise price of options granted
    during the period..................................   $13.93      $10.18
   Weighted average remaining contractual life of op-
    tions outstanding.................................. 7.65 years  7.74 years
   Weighted average exercise price of 694,812 and
    494,500 options exercisable at December 28, 1996
    and December 30,1995,respectively..................    $4.76       $3.30

  The effect of applying SFAS No. 123 would be as follows:

                                                           1996        1995
                                                           ----        ----
   Pro forma net income................................   $16,693     $14,235
   Pro forma net income per share......................    $1.06       $.97

                     ALTRON INCORPORATED AND SUBSIDIARIES

                               DECEMBER 28, 1996
  The following table summarizes the stock option activity for the three-year period ended December 28, 1996 and the weighted average option exercise price information for the two-year period ended December 28, 1996 (restated for the stock splits):

                                INCENTIVE             NONQUALIFIED
                              STOCK OPTIONS           STOCK OPTIONS
                         ------------------------ ----------------------
                                    OPTION PRICE           OPTION PRICE  WEIGHTED AVERAGE
                          SHARES      PER SHARE   SHARES     PER SHARE    EXERCISE PRICE
                         ---------  ------------- -------  ------------- ----------------
Outstanding at January
 1, 1994................ 1,036,350  $  .81-$ 5.95 167,063  $ 1.11-$ 4.41
  Granted...............   223,875    5.67-  8.78  67,500      4.72
  Exercised.............  (192,037)   1.02-  2.45 (30,713)   1.11-  4.41
  Canceled..............   (42,863)   1.22-  4.72  (8,100)     4.41
                         ---------                -------
Outstanding at December
 31, 1994............... 1,025,325     .81-  8.78 195,750    1.22-  4.72      $ 3.67
  Granted...............   546,000    9.17- 19.25  55,500    9.17- 10.67       10.18
  Exercised.............  (229,012)    .81-  6.72 (20,925)   1.48-  2.45        2.64
  Canceled..............   (33,525)   1.19-  9.17      --       --              5.14
                         ---------                -------
Outstanding at December
 30, 1995............... 1,308,788    1.02- 19.25 230,325    1.22- 10.67        6.35
  Granted...............   535,000   12.25- 19.63  37,500   12.25- 18.83       13.93
  Exercised.............  (219,326)   1.11-  9.94 (20,925)   1.48- 10.67        3.57
  Canceled..............   (12,900)   9.17- 17.67      --       --             12.13
                         ---------                -------
Outstanding at December
 28, 1996............... 1,611,562  $ 1.02-$19.63 246,900  $ 1.22-$18.83      $ 9.01
                         =========                =======
Exercisable at December
 28, 1996...............   530,262  $ 1.02-$19.25 164,550  $ 1.22-$ 9.17      $ 4.76
                         =========                =======

  Options outstanding at December 28, 1996 expire between December 10, 1997 and December 16, 2006.

 Employee Stock Purchase Plan

  On May 25, 1995, the stockholders approved the 1995 Employee Stock Purchase Plan. The Plan provides for two purchase periods during the Company's fiscal year. The purchase price of shares under the Plan is 90% of the lower of the fair market value at the beginning and the end of the period. Substantially all employees with more than one year of service are eligible to participate in the Plan. At December 28, 1996, 421,070 of the initial 450,000 shares of common stock were reserved for issuance.

(10) OTHER INCOME

  Other income consisted of interest income of $1,857,000, $1,304,000 and $351,000 for the years ended 1996, 1995 and 1994, respectively, and other income (expense), net, of $12,000, $13,000 and $(90,000) for these respective years.

(11) INTEREST EXPENSE

  Interest expense was $554,000, $497,000 and $654,000 for the years ended 1996, 1995 and 1994, respectively, of which $322,000, $138,000 and $80,000 was capitalized to property, plant and equipment.

(12) SIGNIFICANT CUSTOMERS

  One customer, Motorola Inc., accounted for approximately 15% of net sales for 1996, 19% of net sales for 1995 and 13% of net sales for 1994.

                     ALTRON INCORPORATED AND SUBSIDIARIES

                               DECEMBER 28, 1996

(13) EMPLOYEE BENEFIT PLAN

  The Altron Savings and Investment Plan allows all full-time employees with at least one year of service with the Company to participate. Plan participants elect to have contributions made to the Plan under Section 401(k) of the Internal Revenue Code. Company contributions become vested at the rate of 20% for each year of service with the Company. Annual Company contributions to the Plan are at the discretion of the Board of Directors and are discretionary in amount. The Company contributed approximately $537,000, $260,000 and $230,000 for the years ended 1996, 1995 and 1994.

(14) QUARTERLY RESULTS (UNAUDITED)

  The following summarized unaudited results of operations for the fiscal quarters in the years ended December 28, 1996 and December 30, 1995 have been accounted for using generally accepted accounting principles for interim reporting purposes and include adjustments (consisting of normal recurring adjustments) which the Company considers necessary for the fair presentation of results for these interim periods:

                                           FIRST    SECOND     THIRD    FOURTH
                                          QUARTER   QUARTER   QUARTER   QUARTER
                                         --------- --------- --------- ---------
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
   1996
   Net sales............................ $  44,091 $  44,302 $  38,229 $  38,626
   Gross profit.........................    10,664    10,750     9,335     9,420
   Net income...........................     4,665     4,760     4,110     4,180
   Net income per share.................      0.29      0.30      0.26      0.26
   1995
   Net sales............................ $  32,662 $  34,724 $  34,753 $  41,727
   Gross profit.........................     7,406     8,090     8,473    10,040
   Net income...........................     2,920     3,384     3,795     4,460
   Net income per share.................      0.22      0.24      0.24      0.28

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not Applicable

                                   PART III

  The information required by Items 10, 11, 12 and 13 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the 1997 Annual Meeting to be held on May 22, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as part of this Report:

    (1) Financial Statements included in Part II of this Report:

      Report of Independent Public Accountants

      Consolidated Income Statements for the fiscal years ended December
       28, 1996, December 30, 1995 and December 31, 1994.

      Consolidated Balance Sheets as of December 28, 1996 and December 30,
       1995.

      Consolidated Statements of Stockholders' Investment for the fiscal years ended December 28, 1996, December 30, 1995 and December 31, 1994.

      Consolidated Statements of Cash Flows for the fiscal years ended
       December 28, 1996, December 30, 1995 and December 31, 1994.

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

    (3) Exhibits

    The following exhibits are incorporated herein by reference:

    3.1 Articles of Organization of Registrant, as amended (filed as Exhibit 3.1 to the Registration Statement Form S-1 [Registration No. 2-89704]).

    3.2 By-laws of Altron Incorporated as amended through March 12, 1990 (filed as Exhibit 3.2 to the Annual Report on Form 10-K for fiscal year ended December 29, 1990).

    10.1 Altron Incorporated Non-Qualified Stock Option Plan (filed as
         Exhibit 4B to the Registration Statement on Form S-8 [Registration No. 2-94712]).

    10.2 Altron Incorporated 1981 Stock Option Plan (filed as Exhibit 4A to the Registration Statement on Form S-8 [Registration No. 2-94712]).

    10.3 First Amendment to Altron Incorporated 1981 Stock Option Plan (filed as Exhibit 4AA to Post-Effective Amendment No. 1 to Registration Statement on Form S-8 [Registration No. 2-94712]).

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

    10.11 Altron Savings and Investment Plan, adopted by the Board of Directors on December 14, 1989 (filed as exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended December 30,
          1989).

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

    10.15 First Amendment to Altron Incorporated Employee Stock Purchase Plan, adopted by the Board of Directors on December 21, 1994 (filed as Exhibit 4A to the Registration Statement on Form S-8 [Registration No. 33-60713]).

    10.16 Altron Incorporated 1995 Stock Option Plan for Non-Employee Directors (filed as Exhibit 4A to Registration Statement on Form S-8 [Registration No. 33-60757]).

    The following exhibits are filed herewith:

    21Subsidiaries of the Registrant

    27Financial Data Schedule

  (b) Reports on Form 8-K:

  No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 28, 1996.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Altron Incorporated

                                                   /s/ Samuel Altschuler
                                          By: _________________________________
                                                Samuel Altschuler President

Date: March 19, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                        TITLE                 DATE

      /s/ Samuel Altschuler        Chairman of the Board of     March 19, 1997
---------------------------------   Directors and President
        SAMUEL ALTSCHULER           (principal executive
                                    officer)

         /s/ Burton Doo            Executive Vice President     March 19, 1997
---------------------------------   and Director
           BURTON DOO

      /s/ Peter D. Brennan         Vice President, Chief        March 19, 1997
---------------------------------   Financial Officer and
        PETER D. BRENNAN            Treasurer (principal
                                    financial and accounting
                                    officer)

  /s/ Anthony J. Medaglia, Jr.     Director                     March 19, 1997
---------------------------------
    ANTHONY J. MEDAGLIA, JR.

    /s/ Daniel A. Cronin, Jr.      Director                     March 19, 1997
---------------------------------
      DANIEL A. CRONIN, JR.

    /s/ Thomas M. Claflin, II      Director                     March 19, 1997
---------------------------------
      THOMAS M. CLAFLIN, II

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

Boston, Massachusetts
March 19, 1997

                                                                     SCHEDULE II

                              ALTRON INCORPORATED

                       VALUATION AND QUALIFYING ACCOUNTS

                                    BALANCE AT  CHARGES TO DEDUCTION BALANCE AT
                                   BEGINNING OF COSTS AND    FROM      END OF
                                      PERIOD     EXPENSES  RESERVES    PERIOD
                                   ------------ ---------- --------- ----------
                                                  (IN THOUSANDS)
RESERVE FOR DOUBTFUL ACCOUNTS:
  December 28, 1996...............     $775        $ 25        -        $800
  December 30, 1995...............      625         150        -         775
  December 31, 1994...............      475         150        -         625