Form 10-Q
period 1997-03-29
ALTRON INC
filed 1997-05-12
CIK 741339

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTER ENDED                 COMMISSION FILE NUMBER
            MARCH 29, 1997                             0-13230

                              ALTRON INCORPORATED
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             MASSACHUSETTS                           04-2464301
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

     ONE JEWEL DRIVE, WILMINGTON,                       01887
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

                                YES [X] NO [_]

  The number of shares of Common Stock of the Registrant outstanding as of March 29, 1997 was 15,262,008 shares.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      ALTRON INCORPORATED AND SUBSIDIARIES

                                     INDEX

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
 PART I.  FINANCIAL INFORMATION
 ITEM 1.  Financial Statements
          Consolidated Balance Sheets -- March 29, 1997 and December
           28, 1996...................................................     3
          Consolidated Income Statements -- Three Months Ended March
           29, 1997 and March 30, 1996................................     4
          Consolidated Statements of Cash Flows -- Three Months Ended
           March 29, 1997 and March 30, 1996..........................     5
          Notes to Consolidated Financial Statements..................     6
 ITEM 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................     8
 PART II. OTHER INFORMATION
 ITEM 6.  Exhibits and Reports on Form 8-K............................     9
          Signatures..................................................    10

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      ALTRON INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                            MARCH 29,  DECEMBER 28,
                                                              1997         1996
                                                           ----------- ------------
(IN THOUSANDS, EXCEPT SHARE DATA)                          (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents...............................  $ 13,096     $ 14,949
  Short-term investments..................................    17,467       19,481
  Accounts receivable, net................................    29,729       24,840
  Inventories.............................................    19,523       18,554
  Other current assets....................................     3,525        2,935
                                                            --------     --------
    Total current assets..................................    83,340       80,759
Property, plant and equipment, net........................    50,870       45,727
Costs in excess of net assets of acquired company.........     3,392        3,461
Long-term investments.....................................     4,798        4,614
                                                            --------     --------
                                                            $142,400     $134,561
                                                            ========     ========
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
  Accounts payable........................................  $ 14,020     $ 12,965
  Accrued payroll and other employee benefits.............     4,279        3,910
  Other accrued expenses..................................     2,676        2,895
                                                            --------     --------
    Total current liabilities.............................    20,975       19,770
                                                            --------     --------
Long-term debt............................................     7,600        7,600
                                                            --------     --------
Deferred income taxes.....................................     8,790        6,567
                                                            --------     --------
Stockholders' investment:
  Preferred stock, $1.00 par value--
   Authorized--1,000,000 shares
   Issued and outstanding--none...........................       --           --
  Common stock, $.05 par value--
   Authorized--40,000,000 shares
   Issued--15,497,589 and 15,477,776 shares...............       775          774
  Paid-in capital.........................................    38,359       38,289
  Retained earnings.......................................    66,178       61,838
                                                            --------     --------
                                                             105,312      100,901
  Less treasury stock, at cost (235,581 shares)...........       277          277
                                                            --------     --------
    Total stockholders' investment........................   105,035      100,624
                                                            --------     --------
                                                            $142,400     $134,561
                                                            ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                      ALTRON INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS

                                                     THREE MONTHS ENDED
                                                     -------------------
                                                     MARCH 29, MARCH 30,
                                                       1997      1996
                                                     --------- ---------
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)                         -------
Net sales..........................................   $43,168   $44,091
Cost of sales......................................    32,938    33,427
                                                      -------   -------
Gross profit.......................................    10,230    10,664
Selling, general and administrative expenses.......     3,363     3,130
                                                      -------   -------
Income from operations.............................     6,867     7,534
Other income.......................................       435       458
Interest expense...................................         8        86
                                                      -------   -------
Income before provision for income taxes...........     7,294     7,906
Provision for income taxes.........................     2,954     3,241
                                                      -------   -------
Net income.........................................   $ 4,340   $ 4,665
                                                      =======   =======
Net income per common and common equivalent share..   $  0.27   $  0.29
                                                      =======   =======
Weighted average common and common equivalent
 shares outstanding................................    16,213    15,910
                                                      =======   =======



The accompanying notes are an integral part of these consolidated financial statements.

                      ALTRON INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     THREE MONTHS ENDED
                                                     -------------------
                                                     MARCH 29, MARCH 30,
                                                       1997      1996
                                                     --------- ---------
(IN THOUSANDS, UNAUDITED)
Cash flows from operating activities:
  Net income........................................  $ 4,340   $ 4,665
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization...................    1,660     1,151
    Deferred income taxes...........................    2,223     2,422
    Changes in current assets and liabilities:
     Accounts receivable............................   (4,889)   (1,010)
     Inventories....................................     (969)   (3,130)
     Other current assets...........................     (590)        9
     Accounts payable...............................    1,055     2,538
     Accrued payroll and other employee benefits....      369       387
     Other accrued expenses.........................     (219)      268
                                                      -------   -------
  Net cash provided by operating activities.........    2,980     7,300
                                                      -------   -------
Cash flows from investing activities:
  Sales (purchases) of investments, net.............    1,830    (3,311)
  Capital expenditures..............................   (6,734)   (2,776)
                                                      -------   -------
  Net cash used in investing activities.............   (4,904)   (6,087)
                                                      -------   -------
Cash flows from financing activities:
  Principal payments of long-term debt..............      --        (53)
  Proceeds from issuance of common stock............       71       209
                                                      -------   -------
  Net cash provided by financing activities.........       71       156
                                                      -------   -------
Net change in cash and cash equivalents.............   (1,853)    1,369
Cash and cash equivalents, beginning of period......   14,949    13,622
                                                      -------   -------
Cash and cash equivalents, end of period............  $13,096   $14,991
                                                      =======   =======
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest........................................  $   133   $   138
    Income taxes....................................      783     1,700


The accompanying notes are an integral part of these consolidated financial statements.

                     ALTRON INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BUSINESS

  Altron Incorporated (the "Company") is a leading contract manufacturer of interconnect products used in advanced electronic equipment. The Company manufactures complex products in the mid-volume sector of the electronic interconnect industry including custom-designed backplanes, surface mount assemblies and total systems, as well as multilayer, high density printed circuit boards. Altron's customers include a diversified base of manufacturers in the telecommunication, data communication, computer, industrial and medical systems segments of the electronics industry located in the United States and Europe.

(2) INTERIM FINANCIAL STATEMENTS

  In the opinion of the Company's management, these interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for such periods. The unaudited results of operations for the quarter ended March 29, 1997 are not necessarily an indication of the results of operations for the full year.

  The accompanying consolidated financial statements include the accounts of the Company and its wholly- owned subsidiaries, Altron Systems Corporation and Altron Securities Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

  Printed circuit boards manufactured by the Company and used in its assembly operations are included in contract manufacturing sales to customers. Printed circuit board sales represent sales to third parties.

  For information as to the significant accounting policies followed by the Company and other financial and operating information, see the Company's Form 10-K for the year ended December 28, 1996 as filed with the Securities and Exchange Commission (Commission File No. 0-13230). These interim financial statements should be read in conjunction with the financial statements included in the Form 10-K.

(3) NET INCOME PER COMMON AND COMMON EQUIVALENT

  Net income per common and common equivalent share was computed based on the weighted average number of common and common equivalent shares outstanding during each year. Common equivalent shares include outstanding stock options. Fully diluted net income per share has not been separately presented as it would not be materially different from net income per share as presented.

  In March 1997, SFAS No. 128, Earnings Per Share, was issued which established new standards for calculating and presenting earnings per share. The Company will adopt this new standard in its fiscal year end 1997 financial statements, which will require the reporting of diluted earnings per share and basic earnings per share. For the quarters ended March 29, 1997 and March 30, 1996, diluted earnings per share were $0.27 and $0.29, respectively, and basic earnings per share were $0.28 and $0.31, respectively.

(4) INVENTORIES

  Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes materials, labor and manufacturing overhead. Inventories are summarized as follows (in thousands, March 29, 1997, unaudited):

                                                          MARCH 29, DECEMBER 28,
                                                            1997        1996
                                                          --------- ------------
     Raw materials.......................................  $10,342    $10,040
     Work-in-process.....................................    9,181      8,514
                                                           -------    -------
                                                           $19,523    $18,554
                                                           =======    =======

                     ALTRON INCORPORATED AND SUBSIDIARIES

(5) SHORT-TERM DEBT

  The Company has a $5,000,000 unsecured line of credit available with its bank at the bank's prime rate. There were no borrowings outstanding under the line of credit and the entire line was available at March 29, 1997 and December 28, 1996.

(6) SIGNIFICANT CUSTOMERS

  One single customer accounted for 10% and 16% of net sales for the three month periods ended March 29, 1997 and March 30, 1996, respectively.

                     ALTRON INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Net sales for the first quarter of 1997 were $43.2 million, as compared to net sales of $44.1 million for the same quarter of 1996. The decrease was primarily the result of lower shipments to the Company's larger contract manufacturing customers in the communication, computer and industrial segments of the electronics industry. Several of the Company's customers have been experiencing reduced demand for their products and contract manufacturing sales for the first quarter were affected by such reduced demand.

  Contract manufacturing sales for the first quarter of 1997 were $31.0 million or approximately 72% of net sales, compared to $33.1 million or 75% of net sales in the first quarter of 1996. Printed circuit board sales for the first quarter of 1997 were $12.2 million, approximately 28% of net sales compared to $11.0 million or 25% of net sales in the first quarter of 1996.

  Gross margin as a percentage of net sales for the first quarter of 1997 was 23.7% as compared to 24.2% in 1996. The Company's lower gross margin was primarily the result of increased investment in new capacity and less absorption of fixed costs due to lower shipment levels.

  Selling, general and administrative expenses as a percentage of net sales was 7.8% in the first quarter of 1997 and 7.1% for the same quarter of 1996. Selling, general and administrative expenses for the first quarter of 1997 was $3.4 million compared to $3.1 million in the first quarter of 1996. The increase in selling, general and administrative expenses was primarily due to the expense associated with the development of a stronger customer program management organization and establishing regional sales offices.

  Other income was $435,000 in the first quarter of 1997 as compared to $458,000 in the first quarter of 1996. Interest expense was $78,000 lower in the first quarter of 1997 as compared to the same period in 1996 as a result of higher interest capitalized.

LIQUIDITY AND CAPITAL RESOURCES

  At March 29, 1997, the Company had working capital of $62.4 million compared to $61.0 million at December 28, 1996. Cash and cash equivalents and short-term investments were $30.6 million at March 29, 1997 and $34.4 million at December 28, 1996. Long-term investments at March 29, 1997 were $4.8 million compared to $4.6 million at December 28, 1996.

  At March 29, 1997, the Company had a $5,000,000 unsecured line of credit with its bank, all of which was available.

  The Company believes that its existing bank credit and working capital, together with funds generated from operations, will be sufficient to satisfy anticipated sales growth and investment in manufacturing facilities and equipment. The Company had commitments for approximately $4.0 million of capital expenditures as of March 29, 1997.

                      ALTRON INCORPORATED AND SUBSIDIARIES

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

    27 -- Financial Data Schedule

  (b) Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the quarter ended March 29, 1997.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Altron Incorporated

           NAME                            TITLE                     DATE

  /s/ Samuel Altschuler      Chairman of the Board of            May 9, 1997
-------------------------    Directors and President
    SAMUEL ALTSCHULER        (principal executive officer)

     /s/ Burton Doo          Executive Vice President and        May 9, 1997
-------------------------    Director, President, Altron
       BURTON DOO            Systems Corporation

  /s/ Peter D. Brennan       Vice President, Chief Financial     May 9, 1997
-------------------------    Officer and Treasurer (principal
    PETER D. BRENNAN         financial and accounting
                             officer)