Form 10-Q
period 1997-06-28
ALTRON INC
filed 1997-08-05
CIK 741339

-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTER ENDED                    COMMISSION FILE NUMBER
            JUNE 28, 1997                                0-13230

                              ALTRON INCORPORATED

            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            MASSACHUSETTS                              04-2464301
    (STATE OR OTHER JURISDICTION                    (I.R.S. EMPLOYER
  OF INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

    ONE JEWEL DRIVE, WILMINGTON,                          01887
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

  The number of shares of Common Stock of the Registrant outstanding as of June 28, 1997 was 15,302,818 shares.

-------------------------------------------------------------------------------

                      ALTRON INCORPORATED AND SUBSIDIARIES

                                     INDEX

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
 PART I.  FINANCIAL INFORMATION
 ITEM 1.  Financial Statements
          Consolidated Balance Sheets -- June 28, 1997 and December
          28, 1996....................................................      3
          Consolidated Income Statements -- Three and Six Months Ended
           June 28, 1997 and June 29, 1996............................      4
          Consolidated Statements of Cash Flows -- Six Months Ended
           June 28, 1997 and June 29, 1996............................      5
          Notes to Consolidated Financial Statements..................    6-7
 ITEM 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................      8
 PART II. OTHER INFORMATION
 ITEM 4.  Submission of Matters to a Vote of Security Holders.........      9
 ITEM 6.  Exhibits and Reports on Form 8-K............................      9
          Signatures..................................................     10

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      ALTRON INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                        JUNE 28,   DECEMBER 28,
                                                          1997         1996
                                                       ----------- ------------
(IN THOUSANDS, EXCEPT SHARE DATA)                      (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents...........................  $ 11,347     $ 14,949
  Short-term investments..............................    17,008       19,481
  Accounts receivable, net............................    27,514       24,840
  Inventories.........................................    24,130       18,554
  Other current assets................................     3,607        2,935
                                                        --------     --------
    Total current assets..............................    83,606       80,759
Property, plant and equipment, net....................    55,660       45,727
Costs in excess of net assets of acquired company.....     3,323        3,461
Long-term investments.................................     4,696        4,614
                                                        --------     --------
                                                        $147,285     $134,561
                                                        ========     ========
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
  Accounts payable....................................  $ 18,532     $ 12,965
  Accrued payroll and other employee benefits.........     3,593        3,910
  Other accrued expenses..............................     1,942        2,895
                                                        --------     --------
    Total current liabilities.........................    24,067       19,770
                                                        --------     --------
Long-term debt........................................     7,600        7,600
                                                        --------     --------
Deferred income taxes.................................     6,631        6,567
                                                        --------     --------
Stockholders' investment:
  Preferred stock, $1.00 par value --
   Authorized -- 1,000,000 shares
   Issued and outstanding -- none.....................       --           --
  Common stock, $.05 par value --
   Authorized -- 40,000,000 shares
   Issued -- 15,538,399 and 15,477,776 shares.........       777          774
  Paid-in capital.....................................    38,674       38,289
  Retained earnings...................................    69,813       61,838
                                                        --------     --------
                                                         109,264      100,901
  Less treasury stock, at cost (235,581 shares).......       277          277
                                                        --------     --------
    Total stockholders' investment....................   108,987      100,624
                                                        --------     --------
                                                        $147,285     $134,561
                                                        ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                      ALTRON INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS

                                       THREE MONTHS ENDED    SIX MONTHS ENDED
                                       --------------------  -----------------
                                       JUNE 28,   JUNE 29,   JUNE 28, JUNE 29,
                                         1997       1996       1997     1996
                                       ---------  ---------  -------- --------
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)
Net sales............................. $  40,560  $  44,302  $83,728  $88,393
Cost of sales.........................    31,368     33,552   64,306   66,979
                                       ---------  ---------  -------  -------
Gross profit..........................     9,192     10,750   19,422   21,414
Selling, general and administrative
 expenses.............................     3,457      3,085    6,820    6,215
                                       ---------  ---------  -------  -------
Income from operations................     5,735      7,665   12,602   15,199
Other income..........................       403        465      838      923
Interest expense......................        18         70       26      156
                                       ---------  ---------  -------  -------
Income before provision for income
 taxes................................     6,120      8,060   13,414   15,966
Provision for income taxes............     2,485      3,300    5,439    6,541
                                       ---------  ---------  -------  -------
Net income............................ $   3,635  $   4,760  $ 7,975  $ 9,425
                                       =========  =========  =======  =======
Net income per common and common
 equivalent share..................... $     .22  $     .30  $   .49  $   .59
                                       =========  =========  =======  =======
Weighted average common and common
 equivalent shares outstanding........    16,194     16,068   16,204   15,969
                                       =========  =========  =======  =======


The accompanying notes are an integral part of these consolidated financial statements.

                      ALTRON INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            SIX MONTHS ENDED
                                                            ------------------
                                                            JUNE 28,  JUNE 29,
                                                              1997      1996
                                                            --------  --------
(IN THOUSANDS, UNAUDITED)
Cash flows from operating activities:
  Net income............................................... $  7,975  $  9,425
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization..........................    3,330     2,604
    Deferred income taxes..................................       64     1,490
    Changes in current assets and liabilities:
      Accounts receivable..................................   (2,674)   (2,252)
      Inventories..........................................   (5,576)   (2,247)
      Other current assets.................................     (672)     (386)
      Accounts payable.....................................    5,567     1,041
      Accrued payroll and other employee benefits..........     (317)      193
      Other accrued expenses...............................     (953)     (266)
                                                            --------  --------
Net cash provided by operating activities..................    6,744     9,602
                                                            --------  --------
Cash flows from investing activities:
  Sales (purchases) of investments, net....................    2,391    (3,477)
  Capital expenditures.....................................  (13,125)   (6,990)
                                                            --------  --------
Net cash used in investing activities......................  (10,734)  (10,467)
                                                            --------  --------
Cash flows from financing activities:
  Principal payments of long-term debt.....................      --        (83)
  Proceeds from issuance of common stock...................      388       693
                                                            --------  --------
Net cash provided by financing activities..................      388       610
                                                            --------  --------
Net change in cash and cash equivalents....................   (3,602)     (255)
Cash and cash equivalents, beginning of period.............   14,949    13,622
                                                            --------  --------
Cash and cash equivalents, end of period................... $ 11,347  $ 13,367
                                                            ========  ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest............................................... $    267  $    229
    Income taxes...........................................    5,483     4,500

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

(2) INTERIM FINANCIAL STATEMENTS

  In the opinion of the Company's management, these interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for such periods. The unaudited results of operations for the quarter and six months ended June 28, 1997 are not necessarily an indication of the results of operations for the full year.

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

(3) NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

  Net income per common and common equivalent share was computed based on the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares include outstanding stock options. Fully diluted net income per share has not been separately presented as it would not be materially different from net income per share as presented.

  In March 1997, SFAS No. 128, Earnings Per Share, was issued which established new standards for calculating and presenting earnings per share. The Company will adopt this new standard in its fiscal year end 1997 financial statements, which will require the reporting of diluted earnings per share and basic earnings per share. For the quarters ended June 28, 1997 and June 29, 1996, diluted earnings per share were $0.22 and $0.30, respectively, and basic earnings per share were $0.24 and $0.31, respectively. For the six months ended June 28, 1997 and June 29, 1996, diluted earnings per share were $0.49 and $0.59 respectively, and basic earnings per share were $0.52 and $0.63, respectively.

                     ALTRON INCORPORATED AND SUBSIDIARIES

(4) INVENTORIES

  Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes materials, labor and manufacturing overhead. Inventories are summarized as follows (in thousands, June 28, 1997, unaudited):

                                                           JUNE 28, DECEMBER 28,
                                                             1997       1996
                                                           -------- ------------
     Raw materials........................................ $13,205    $10,040
     Work-in-process......................................  10,925      8,514
                                                           -------    -------
                                                           $24,130    $18,554
                                                           =======    =======

(5) SHORT-TERM DEBT

  The Company has a $5,000,000 unsecured line of credit available with its bank at the bank's prime rate. There were no borrowings outstanding under the line of credit and the entire line was available at June 28, 1997 and December 28, 1996.

(6) SIGNIFICANT CUSTOMERS

  Two customers accounted for 11% and 10% of net sales for the six month period ended June 28, 1997. One customer accounted for 15% of net sales for the six month period ended June 29, 1996.

                     ALTRON INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Net sales for the second quarter of 1997 were $40.6 million, as compared to net sales of $44.3 million for the same quarter of 1996. Net sales for the first six months of 1997 were $83.7 million compared to $88.4 million for the same period last year. The second quarter and six months of 1997 net sales were below last year's comparable periods as a result of lower than anticipated demand from several major customers. Late deliveries of critical materials also impacted the second quarter.

  Contract manufacturing sales for the second quarter of 1997 were $28.3 million and printed circuit board sales were $12.3 million compared with $34.8 million and $9.5 million, respectively, for the same 1996 period. For the first six months of 1997, contract manufacturing sales were $59.3 million and printed circuit board sales were $24.4 million, as compared to $67.9 million and $20.5 million, respectively, for 1996.

  Gross margin as a percentage of net sales for the second quarter of 1997 was 22.7% as compared to 24.3% for the same period in 1996. Gross margin as a percentage of net sales for the first six months of 1997 was 23.2% as compared to 24.2% for the same period in 1996. The Company's lower gross margin was primarily the result of lower shipment levels and higher costs related to the Company's recent expansion.

  Selling, general and administrative expenses as a percentage of net sales were 8.5% for the second quarter of 1997, as compared to 7.0% for the same period of 1996. Selling, general and administrative expenses were 8.1% and 7.0% for the first six months of 1997 and 1996, respectively. The increase in selling, general and administrative expenses as a percentage of net sales was primarily due to the lower sales volume and higher expenses associated with building a regional sales organization to focus on further expanding the customer base.

  Other income was lower for the second quarter and six months of 1997 mainly due to lower cash balances available for investment. The lower interest expense for the second quarter and first six months of 1997 was principally a result of higher capitalized interest.

LIQUIDITY AND CAPITAL RESOURCES

  At June 28, 1997, the Company had working capital of $59.5 million and a current ratio of 3.5. Working capital included cash and cash equivalents and short-term investments of $28.4 million. Long-term investments were $4.7 million at June 28, 1997.

  At June 28, 1997, the Company had a $5,000,000 unsecured line of credit with its bank, all of which was available.

  The Company believes that its existing bank credit and working capital, together with funds generated from operations, will be sufficient to satisfy anticipated sales growth and investment in manufacturing facilities and equipment. The Company had commitments for approximately $4.2 million of capital expenditures as of June 28, 1997.

                      ALTRON INCORPORATED AND SUBSIDIARIES

                           PART II--OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At a Special Meeting of Stockholders held on May 22, 1997, the Company's stockholders elected the Board of Directors to serve until the next Annual Meeting of Stockholders. The Company solicited proxies for the Special Meeting pursuant to Regulation 14 under the Securities Exchange Act. There was no solicitation in opposition to the Company's nominees for Directors and all nominees were elected.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits
    27--Financial Data Schedule

  (b) Reports on Form 8-K
    No reports on Form 8-K were filed by the Company during the quarter ended June 28, 1997.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                         Altron Incorporated

              NAME                          TITLE                     DATE

      /s/ Samuel Altschuler          Chairman of the Board of       August 5,
---------------------------------    Directors and President          1997
        SAMUEL ALTSCHULER            (principal executive
                                     officer)

         /s/ Burton Doo              Executive Vice President       August 5,
---------------------------------    and Director, President,         1997
           BURTON DOO                Altron Systems Corporation


      /s/ Peter D. Brennan           Vice President, Chief          August 5,
---------------------------------    Financial Officer and            1997
        PETER D. BRENNAN             Treasurer
                                     (principal financial and
                                     accounting officer)