Form 10-Q
period 1997-09-27
ALTRON INC
filed 1997-11-12
CIK 741339

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

 FOR THE QUARTER ENDED SEPTEMBER 27,         COMMISSION FILE NUMBER 0-13230
                1997

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

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                (978) 658-5800

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

                                 Yes  X  No

  The number of shares of Common Stock of the Registrant outstanding as of September 27, 1997 was 15,436,677 shares.

-------------------------------------------------------------------------------

                      ALTRON INCORPORATED AND SUBSIDIARIES

                                     INDEX

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
 PART I.  FINANCIAL INFORMATION
 ITEM 1.  Financial Statements
          Consolidated Balance Sheets -- September 27, 1997 and
           December 28, 1996..........................................     3
          Consolidated Income Statements -- Three and Nine Months
           Ended September 27, 1997 and September 28, 1996............     4
          Consolidated Statements of Cash Flows -- Nine Months Ended
           September 27, 1997 and September 28, 1996..................     5
          Notes to Consolidated Financial Statements..................   6-7
 ITEM 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................     8
 PART II. OTHER INFORMATION...........................................
 ITEM 6.  Exhibits and Reports on Form 8-K............................     9
          Signatures..................................................    10

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      ALTRON INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                         SEPTEMBER 27, DECEMBER 28,
                                                             1997          1996
                                                         ------------- ------------
(IN THOUSANDS, EXCEPT SHARE DATA)                         (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.............................   $ 10,594      $ 14,949
  Short-term investments................................     13,844        19,481
  Accounts receivable, net..............................     26,411        24,840
  Inventories...........................................     28,059        18,554
  Other current assets..................................      3,531         2,935
                                                           --------      --------
    Total current assets................................     82,439        80,759
Property, plant and equipment, net......................     59,626        45,727
Costs in excess of net assets of acquired company.......      3,254         3,461
Long-term investments...................................      4,249         4,614
                                                           --------      --------
                                                           $149,568      $134,561
                                                           ========      ========
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
  Accounts payable......................................   $ 15,420      $ 12,965
  Accrued payroll and other employee benefits...........      3,414         3,910
  Other accrued expenses................................      1,747         2,895
                                                           --------      --------
    Total current liabilities...........................     20,581        19,770
                                                           --------      --------
Long-term debt..........................................      7,600         7,600
                                                           --------      --------
Deferred income taxes...................................      8,390         6,567
                                                           --------      --------
Stockholders' investment:
  Preferred stock, $1.00 par value --
   Authorized -- 1,000,000 shares
   Issued and outstanding -- none.......................        --            --
  Common stock, $.05 par value --
   Authorized -- 40,000,000 shares
   Issued -- 15,672,258 and 15,477,776 shares...........        784           774
  Paid-in capital.......................................     39,152        38,289
  Retained earnings.....................................     73,338        61,838
                                                           --------      --------
                                                            113,274       100,901
  Less treasury stock, at cost (235,581 shares).........        277           277
                                                           --------      --------
    Total stockholders' investment......................    112,997       100,624
                                                           --------      --------
                                                           $149,568      $134,561
                                                           ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                      ALTRON INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS

                              THREE MONTHS ENDED           NINE MONTHS ENDED
                          --------------------------- ---------------------------
                          SEPTEMBER 27, SEPTEMBER 28, SEPTEMBER 27, SEPTEMBER 28,
                              1997          1996          1997          1996
                          ------------- ------------- ------------- -------------
(IN THOUSANDS, EXCEPT
PER SHARE DATA,
UNAUDITED)
Net sales...............     $41,541       $38,229      $125,269      $126,622
Cost of sales...........      32,321        28,894        96,627        95,873
                             -------       -------      --------      --------
Gross profit............       9,220         9,335        28,642        30,749
Selling, general and
 administrative
 expenses...............       3,655         2,850        10,475         9,065
                             -------       -------      --------      --------
Income from operations..       5,565         6,485        18,167        21,684
Other income............         350           460         1,188         1,383
Interest expense........           3            40            29           196
                             -------       -------      --------      --------
Income before provision
 for income taxes.......       5,912         6,905        19,326        22,871
Provision for income
 taxes..................       2,387         2,795         7,826         9,336
                             -------       -------      --------      --------
Net income..............     $ 3,525       $ 4,110      $ 11,500      $ 13,535
                             =======       =======      ========      ========
Net income per common
 and common equivalent
 share..................     $   .22       $   .26      $    .72      $    .85
                             =======       =======      ========      ========
Weighted average common
 and common equivalent
 shares outstanding.....      16,133        16,007        16,069        15,973
                             =======       =======      ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                      ALTRON INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          NINE MONTHS ENDED
                                                     ---------------------------
                                                     SEPTEMBER 27, SEPTEMBER 28,
                                                         1997          1996
                                                     ------------- -------------
(IN THOUSANDS, UNAUDITED)
Cash flows from operating activities:
  Net income........................................   $ 11,500      $ 13,535
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization...................      5,005         3,973
    Deferred income taxes...........................      1,823         1,782
    Changes in current assets and liabilities:
      Accounts receivable...........................     (1,571)       (1,383)
      Inventories...................................     (9,505)         (536)
      Other current assets..........................       (596)         (256)
      Accounts payable..............................      2,455          (596)
      Accrued payroll and other employee benefits...       (496)          509
      Accrued expenses..............................     (1,148)         (765)
                                                       --------      --------
Net cash provided by operating activities...........      7,467        16,263
                                                       --------      --------
Cash flows from investing activities:
  Purchases of investments, net.....................      6,002        (3,989)
  Capital expenditures..............................    (18,697)      (13,065)
                                                       --------      --------
Net cash used in investing activities...............    (12,695)      (17,054)
                                                       --------      --------
Cash flows from financing activities:
  Proceeds from long-term debt......................        --          7,600
  Principal payments of long-term debt, including
   current portion..................................        --         (7,746)
  Proceeds from issuance of common stock............        873           873
                                                       --------      --------
Net cash provided by financing activities...........        873           727
                                                       --------      --------
Net change in cash and cash equivalents.............     (4,355)          (64)
Cash and cash equivalents, beginning of period......     14,949        13,622
                                                       --------      --------
Cash and cash equivalents, end of period............   $ 10,594      $ 13,558
                                                       ========      ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest........................................   $    395      $    363
    Income taxes....................................      6,117         8,719

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

(2) INTERIM FINANCIAL STATEMENTS

  In the opinion of the Company's management, these interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for such periods. The unaudited results of operations for the quarter and nine months ended September 27, 1997 are not necessarily an indication of the results of operations for the full year.

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

  In March 1997, SFAS No. 128, Earnings Per Share, was issued which established new standards for calculating and reporting earnings per share. The Company will adopt this new standard in its fiscal year end 1997 financial statements, which will require the reporting of diluted earnings per share and basic earnings per share. For the quarters ended September 27, 1997 and September 28, 1996 diluted earnings per share were $0.22 and $0.26, respectively and basic earnings per share were $0.23 and $0.27, respectively. For the nine months ended September 27, 1997 and September 28, 1996, diluted earnings per share were $0.72 and $0.85, respectively and basic earnings per share were $0.75 and $0.90, respectively.

                     ALTRON INCORPORATED AND SUBSIDIARIES

(4) INVENTORIES

  Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes materials, labor and manufacturing overhead. Inventories are summarized as follows (in thousands, September 27, 1997, unaudited):

                                                      SEPTEMBER 27, DECEMBER 28,
                                                          1997          1996
                                                      ------------- ------------
     Raw materials...................................    $15,935      $10,040
     Work-in-process.................................     12,124        8,514
                                                         -------      -------
                                                         $28,059      $18,554
                                                         =======      =======

(5) SHORT-TERM DEBT

  The Company has a $5.0 million unsecured line of credit available with its bank at the bank's prime rate. There were no borrowings outstanding under the line of credit and the entire line was available at September 27, 1997 and December 28, 1996.

(6) SIGNIFICANT CUSTOMERS

  One single customer accounted for 11% and 15% of net sales for the nine month periods ended September 27, 1997 and September 28, 1996, respectively.

                     ALTRON INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Net sales for the third quarter of 1997 were $41.5 million, as compared to net sales of $38.2 million for the same quarter of 1996. Net sales for the first nine months of 1997 were $125.3 million, as compared to $126.6 million for the same period last year. The higher sales for the third quarter resulted primarily from increased shipments to the Company's larger customers in the data communication, computer and industrial segments of the electronics industry.

  Contract manufacturing sales for the third quarter of 1997 were $30.7 million or 74% of net sales compared to the third quarter of 1996 of $28.4 million or 74% of net sales. For the first nine months of 1997, contract manufacturing sales were $90.0 million, 72% of net sales compared to the third quarter of 1996 of $96.3 million or 76%. Printed circuit board sales for the third quarter of 1997 were $10.8 million or 26% of net sales compared to the third quarter 1996 of $9.8 million or 26%. For the first nine months of 1997, printed circuit board sales were $35.3 million or 28% of net sales compared to the third quarter of 1996 of $30.3 million or 24%.

  Gross margin as a percentage of net sales for the third quarter of 1997 was 22.2% as compared to 24.4% for the third quarter of 1996. Gross margin as a percentage of net sales for the first nine months of 1997 was 22.9% as compared to 24.3% for the same period in 1996. The Company's lower gross margin was primarily the result of a less favorable shipment mix and higher costs related to the Company's recent capability and capacity expansion.

  Selling, general and administrative expenses as a percentage of net sales was 8.8% for the third quarter of 1997, as compared to 7.5% for the same quarter of 1996. Selling, general and administrative expenses were 8.4% and 7.2% for the first nine months of 1997 and 1996, respectively. The increase in selling, general and administrative expenses as a percentage of net sales was primarily the result of higher expenses associated with investment in program management and sales to increase customer focus and further expand the customer base.

  Other income was $350,000 and $1,188,000 for the third quarter and first nine months of 1997, respectively, down $110,000 and $195,000 from the comparable prior year periods as a result of lower cash balances available for investment. The lower interest expense for the third quarter and first nine months of 1997 was principally the result of higher interest capitalized.

LIQUIDITY AND CAPITAL RESOURCES

  At September 27, 1997, the Company had working capital of $61.9 million and a current ratio of 4.0. Working capital included cash and cash equivalents and short-term investments of $24.4 million. Long-term investments were $4.2 million at September 27, 1997. Long-term debt was $7.6 million at the end of the third quarter.

  At September 27, 1997, the Company had a $5.0 million unsecured line of credit with its bank, all of which was available.

  The Company believes that its existing bank credit and working capital, together with funds generated from operations, will be sufficient to satisfy anticipated sales growth and investment in manufacturing facilities and equipment. The Company had commitments for approximately $4.0 million of capital expenditures as of September 27, 1997.

                      ALTRON INCORPORATED AND SUBSIDIARIES

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

    27--Financial Data Schedule

  (b) Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the quarter ended September 27, 1997.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Altron Incorporated

              SIGNATURE                        TITLE                 DATE

    /s/ Samuel Altschuler       Chairman of the Board of         November 4,
-----------------------------   Directors and President              1997
      SAMUEL ALTSCHULER         (principal executive officer)

       /s/ Burton Doo           Executive Vice President and     November 4,
-----------------------------   Director, President, Altron          1997
         BURTON DOO             Systems Corporation

    /s/ Peter D. Brennan        Vice President, Chief            November 4,
-----------------------------   Financial Officer and                1997
      PETER D. BRENNAN          Treasurer (principal
                                financial and accounting
                                officer)