Form 10-K
period 1998-01-03
ALTRON INC
filed 1998-03-27
CIK 741339

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE FISCAL YEAR ENDED               COMMISSION FILE NUMBER
            JANUARY 3, 1998                            0-13230

                              ALTRON INCORPORATED
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             MASSACHUSETTS                           04-2464301
     (STATE OR OTHER JURISDICTION                 (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

     ONE JEWEL DRIVE, WILMINGTON,                       01887
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

                                Yes  X  No

  The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of February 28, 1998 was $199,000,000.

  The number of shares of Common Stock of the Registrant outstanding as of January 3, 1998 was:

                                  15,491,188

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III incorporates information by reference from the definitive proxy statement for the 1998 Annual Meeting to be held May 21, 1998.

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

  Altron believes its capabilities both in manufacturing multilayer, high density printed circuit boards and in providing value added contract manufacturing services advantageously position the Company to serve high growth OEMs in the rapidly changing electronics markets. Altron's OEM customers include a diversified base of manufacturers in the telecommunication, data communication, computer, industrial and medical systems segments of the electronics industry, such as 3Com Corporation, Ascend Communications Corp., Cabletron Systems, Inc., Cisco Systems, Inc., Data General Corporation, EMC Corporation, General Electric Company, Hewlett-Packard Company, KLA Tencor Corporation, Lucent Technologies, Motorola, Inc., Silicon Graphics, Inc. and Sun Microsystems, Inc.

  Altron's strategy is to continue to use its well established high technology printed circuit board manufacturing and engineering capabilities to further expand into the rapidly growing contract manufacturing business, providing products and services including backplanes, surface mount assemblies, power supplies and total systems. Key elements of this strategy include providing its customers with the highest levels of quality, superior service and leading edge technology. In fiscal 1997, approximately 73% of Altron's net sales were attributable to value added contract manufacturing, with the remaining 27% of net sales attributable to printed circuit board manufacturing.

ELECTRONIC INTERCONNECT INDUSTRY OVERVIEW

  Multilayer, High Density Printed Circuit Boards. According to The Institute for Interconnecting and Packaging Electronic Circuits ("IPC"), the United States printed circuit board market was approximately $9.1 billion in 1997. IPC's data also shows that approximately 80% of this market was multilayer printed circuit boards.

  Value Added Contract Manufacturing. According to IPC, the United States value added contract manufacturing market was approximately $18.0 billion in 1997 and is growing about 20% per year. Based on industry data, the Company believes that OEMs are increasingly relying upon independent manufacturers of complex electronic interconnect products, such as Altron, rather than on in-house ("captive") production. OEMs which have discontinued or curtailed domestic captive printed circuit board or backplane production since 1990 include Data General Corporation, Digital Equipment Corporation, General Electric Company, Hewlett-Packard Company, IBM Corporation, Lucent Technologies, Northern Telecomm Limited and Xerox Corporation. Altron believes that the current trend towards increased reliance by OEMs on independent manufacturers reflects the OEMs' recognition that, for complex electronic interconnect products, independent manufacturers can provide greater specialization, expertise, responsiveness and flexibility and can offer shorter delivery cycles than can be achieved by internal production.

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

  Altron's business strategy encompasses several elements:

  . Focus on quality. The Altron team strives to insure the highest levels of quality control in all phases of its operations, as quality is a critical competitive factor in the electronic interconnect market. The Company strives for continuous improvement of its processes and has adopted a number of quality improvement and measurement techniques to improve its performance. Altron's four plants are ISO 9002 registered.

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

  . Maintain a diversified customer base. Altron services a diversified customer base spread over a variety of growing industry segments, including more than 125 customers in the telecommunication, data communication, computer, industrial and medical systems segments of the electronics industry. During fiscal 1997, in aggregate, Altron's ten largest customers accounted for approximately 54% of the Company's net sales.

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

PRODUCTS AND SERVICES

  Altron produces total systems, surface mount assemblies, custom designed backplanes and multilayer printed circuit boards that are used in the manufacture of sophisticated electronic equipment. For fiscal 1997, Altron's sales of value added contract manufacturing products such as total systems, surface mount assemblies and custom designed backplanes accounted for approximately 73% of total sales. Sales of printed circuit boards accounted for the remaining 27% of total sales. Approximately 97% of Altron's printed circuit board sales in fiscal 1997 were multilayer, high density printed circuit boards.

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

  Custom designed backplanes are assemblies of stamped and plated pins, plastic housings and other components on multilayer or two-sided printed circuit boards. Backplanes are used in electronic systems to distribute power and ground, and to connect printed circuit boards which plug into the backplane with other printed circuit boards, power supplies, and other circuit elements. They also are used to transfer information into and out of the system. As semiconductor speeds have increased and design requirements have become more stringent, backplane complexity has increased significantly, often requiring the use of large multilayer printed circuit boards of six or more layers. The Company manufactures backplanes with up to 50 layers, .300 inches thick, and 2 feet by 3 feet in size.

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

MANUFACTURING CAPABILITIES AND SERVICES

  Altron seeks to establish "partnerships" with its customers by providing high quality, responsive, flexible manufacturing capabilities and services which include:

  Advanced Manufacturing Equipment. Altron's concentration on more complex electronic interconnect products has necessitated a substantial capital investment in advanced equipment and the continued introduction of new manufacturing processes. Altron has established an engineering capability to select and implement the latest manufacturing technology. For example, the fine lead spacing or "pitch" in SMT requires an exacting printed circuit board manufacturing and assembly process, and Altron has state-of-the-art surface mount assembly operations in all three of its value added contract manufacturing plants. The Company also uses numerically controlled pin installation and high voltage electrical test equipment in its backplane assembly manufacturing, and has developed a design and manufacturing capability for controlled impedance multilayer printed circuit boards and backplane assemblies. Altron's printed circuit board manufacturing operations also require state-of-the-art equipment and processes, and Altron has a computerized artwork generation system, numerically controlled drillers and routers, automatic electroless deposition, dry film photo-imaging, automatic gold plating, computerized electrical testing and automatic optical inspection. In addition, Altron has ten SMT machines, as well as Hewlett-Packard and GenRad Test Equipment, Nitrogen blanket flow soldering equipment, and two automatic axial lead assembly lines. All three of Altron's value added contract manufacturing plants are staffed with highly experienced SMT engineering and manufacturing teams which provide cost effective, high quality, assembled printed circuit boards, backplanes and total systems.

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

  Quick-turnaround. Altron's quick-turnaround manufacturing capabilities allow it to better serve the needs of its customers for quick response to their product designs. Shorter customer product life-cycles and the need to bring new products to market quickly have created a demand for small quantities of complex multilayer printed circuit boards delivered in relatively short periods of time, typically from three to ten days. Sales of printed circuit boards produced in this manner accounted for approximately 17% of the Company's printed circuit board sales in fiscal 1997. After engineering of an interconnect product is completed, Altron has the capability to manufacture prototype or preproduction versions of such product on a quick-turnaround basis. Altron expects that the demand for engineering and quick-turnaround prototype and preproduction manufacturing services will increase as OEMs' products become more complex and as product life-cycles shorten. The Company's continued success depends upon its ability to respond to the evolving needs of customers in a timely manner.

  Multilayer Printed Circuit Board Manufacturing. Altron's ability to manufacture printed circuit boards, including large, complex multilayer printed circuit boards with close tolerance plated-through hole diameters and other characteristics important to backplane applications, is one of the major factors that has enabled it to become an important supplier of complex, technologically advanced backplane assemblies and multilayer printed circuit boards to the electronics industry. The Company began manufacturing multilayer boards in 1979 and in fiscal 1997 multilayer sales constituted 97% of the Company's printed circuit board revenues. Today, Altron is capable of efficiently producing commercial quantities of printed circuit boards with up to 50 layers and circuit track widths as narrow as four thousandths of an inch.

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

BACKLOG

  The Company's backlog at February 28, 1998 was approximately $60.0 million compared to approximately $58.0 million at February 22, 1997, the majority of which was scheduled to be shipped within 120 days. Variations in the size and delivery schedules of purchase orders received by the Company, as well as changes in customers' delivery requirements, may result in substantial fluctuations in backlog from period to period. Accordingly, the Company believes that backlog cannot be considered a meaningful indicator of long-term future financial results.

EMPLOYEES

  The Company had approximately 1,210 full-time employees as of January 3, 1998. The employees are not represented by a union, and the Company believes its employee relations to be satisfactory. A majority of Company management, officers and executives have over five years of service with the Company.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company are as follows:

          NAME           AGE                            POSITIONS
------------------------ --- ----------------------------------------------------------------
Samuel Altschuler.......  70 Chairman of the Board of Directors and President
Burton Doo..............  67 Executive Vice President and Director of Altron Incorporated and
                             President of Altron Systems Corporation
Peter D. Brennan........  55 Vice President, Chief Financial Officer and Treasurer

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

ITEM 2. PROPERTIES

  Altron operates a 204,000 square foot manufacturing plant in Wilmington, Massachusetts which is approximately 15 miles north of Boston. The plant produces multilayer printed circuit boards. Altron believes that this plant is one of the largest independent facilities of its kind in the United States. In 1997, the Company completed a 104,000 square foot plant in Woburn, Massachusetts for its backplane and systems assembly operations. Altron leases a 70,000 square foot facility in Fremont, California to manufacture interconnect systems, surface mount assemblies and backplanes for its West Coast customers. Altron also leases a 30,000 square foot plant in Woburn, Massachusetts for its surface mount assembly operations. In total, the Company has over 400,000 square feet of space. The Company believes that these facilities are adequate for its current needs. See "Environmental Quality."

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  The following table sets forth, for the periods indicated, the range of high and low sale prices for the Company's common stock in 1997 and 1996 on The Nasdaq Stock Market's National Market. Prices of the Company's common stock have been retroactively restated to reflect the three-for-two split of its common stock distributed May 10, 1996. The Company's common stock has been traded under the Nasdaq symbol ALRN since its initial public offering on August 8, 1984.

                                                         1997          1996
                                                     ------------- -------------
QUARTER                                               HIGH   LOW    HIGH   LOW
-------                                              ------ ------ ------ ------
First............................................... 21 3/4 16 1/8 21 1/2 15 5/6
Second.............................................. 19 3/4 13 7/8 25 1/2 18 5/6
Third............................................... 21 1/8 14 1/2 20 3/4 12 1/4
Fourth.............................................. 17 3/4 12 3/4 21 1/2 13 1/2

  The Company has not paid any cash dividends on its common stock and its Board of Directors presently intends to continue this policy in order to retain earnings for the development of the Company's business. As of January 3, 1998, the approximate number of record shareholders was 370 and the Company believes that there were approximately 6,500 beneficial shareholders of the Company's common stock based on information supplied by the Company's transfer agent.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The income statement data for each of the years in the three-year period ended January 3, 1998, and balance sheet data as of January 3, 1998 and December 28, 1996 are derived from the audited Consolidated Financial Statements included elsewhere in this Form 10-K. The income statement data for each of the years in the two-year period ended December 31, 1994 and the balance sheet data as of December 30, 1995, December 31, 1994 and January 1, 1994 are derived from audited Consolidated Financial Statements included in prior Forms 10-K and are not included in this Form 10-K. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements, related Notes and other financial information included elsewhere in this Form 10-K.

                                              FISCAL YEAR ENDED
                         ------------------------------------------------------------
                         JANUARY 3, DECEMBER 28, DECEMBER 30, DECEMBER 31, JANUARY 1,
                            1998        1996         1995         1994        1994
                         ---------- ------------ ------------ ------------ ----------
                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
  Net sales.............  $172,428    $165,248     $143,867     $104,202    $83,406
  Cost of sales.........   134,373     125,079      109,858       81,161     67,020
                          --------    --------     --------     --------    -------
  Gross profit..........    38,055      40,169       34,009       23,041     16,386
  Selling, general and
   administrative
   expenses.............    14,844      11,969       10,704        8,645      7,308
                          --------    --------     --------     --------    -------
  Income from opera-
   tions................    23,211      28,200       23,305       14,396      9,078
  Other income..........     1,503       1,869        1,317          261        109
  Interest expense......        31         232          359          574        582
                          --------    --------     --------     --------    -------
  Income before
   provision for
   income taxes.........    24,683      29,837       24,263       14,083      8,605
  Provision for income
   taxes................    10,016      12,122        9,705        5,633      3,445
                          --------    --------     --------     --------    -------
  Net income............  $ 14,667    $ 17,715     $ 14,558     $  8,450    $ 5,160
                          ========    ========     ========     ========    =======
  Basic earnings per
   share(1).............  $   0.96    $   1.17     $   1.05     $   0.68    $  0.44
                          ========    ========     ========     ========    =======
  Basic weighted average
   shares
   outstanding(1).......    15,333      15,143       13,887       12,361     11,746
                          ========    ========     ========     ========    =======
  Diluted earnings per
   share(1).............  $   0.91    $   1.11     $   0.98     $   0.65    $  0.42
                          ========    ========     ========     ========    =======
  Diluted weighted aver-
   age shares outstand-
   ing(1)...............    16,039      16,009       14,795       12,980     12,370
                          ========    ========     ========     ========    =======
                         JANUARY 3, DECEMBER 28, DECEMBER 30, DECEMBER 31, JANUARY 1,
                            1998        1996         1995         1994        1994
                         ---------- ------------ ------------ ------------ ----------
                                                (IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital.......  $ 63,135    $ 60,989     $ 52,277     $ 24,542    $21,522
  Total assets..........   155,603     134,561      113,059       68,522     52,553
  Long-term debt........     7,600       7,600        4,577        8,646      9,405
  Stockholders' invest-
   ment.................   117,127     100,624       80,654       40,381     29,452

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

  The following table sets forth for the periods indicated the percentage of net sales represented by each line item in the Company's statements of income:

                                                    FISCAL YEAR ENDED
                                           ------------------------------------
                                           JANUARY 3, DECEMBER 28, DECEMBER 30,
                                              1998        1996         1995
                                           ---------- ------------ ------------
   Net sales.............................    100.0%      100.0%       100.0%
   Cost of sales.........................     77.9        75.7         76.4
                                             -----       -----        -----
   Gross profit..........................     22.1        24.3         23.6
   Selling, general and administrative
    expenses.............................      8.6         7.2          7.4
                                             -----       -----        -----
   Income from operations................     13.5        17.1         16.2
   Other income..........................      0.8         1.1          0.9
   Interest expense......................       --         0.1          0.2
                                             -----       -----        -----
   Income before provision for income
    taxes................................     14.3        18.1         16.9
   Provision for income taxes............      5.8         7.4          6.8
                                             -----       -----        -----
   Net income............................      8.5%       10.7%        10.1%
                                             =====       =====        =====

RESULTS OF OPERATIONS

Fiscal 1997 Compared to Fiscal 1996

  Net sales for 1997 were $172.4 million, as compared to net sales of $165.2 million for 1996. The increase resulted primarily from increased shipments to the Company's larger customers in the data communications and computer segments of the electronics industry as well as shipments to new customers in these industries. Data communication and telecommunication customers accounted for approximately 53% of net sales in 1997 and 51% in 1996. Computer customers were 31% of net sales in 1997 and 1996. Industrial and medical systems customers combined accounted for 16% of net sales in 1997 and 18% in 1996. The Company's largest customer in each of 1997 and 1996 was Motorola, Inc., which accounted for approximately 11% of net sales in 1997 and 15% in 1996.

  Contract manufacturing sales for 1997 increased to $126.5 million or approximately 73% of net sales, as compared to 1996 contract manufacturing sales of $122.8 million or 74% of net sales. Printed circuit board sales for 1997 were $45.9 million or approximately 27% of net sales, as compared to 1996 printed circuit board sales of $42.4 million or 26% of net sales.

  Gross margin as a percentage of net sales for 1997 was 22.1%, as compared to 24.3% in 1996. The decrease in the Company's gross margin was primarily a result of a less favorable shipment mix, higher costs related to the Company's major capability and capacity expansion and higher startup costs associated with major new customer programs. The Company expects gross margins to continue to fluctuate based upon product mix and customer mix. Although there can be no assurance that the Company can maintain its current gross margin, management expects to focus on market niches and product mix where there are less competitive pricing pressures and to continue to improve productivity, yields and utilization.

  Selling, general and administrative expenses as a percentage of net sales increased to 8.6% in 1997 from 7.2% in 1996. The increase in selling, general and administrative expenses as a percentage of net sales was primarily the result of higher expenses associated with continued investment in our program management and sales operations to increase customer focus and further expand the customer base.

  Other income for 1997 was $1.5 million, as compared to $1.9 million in 1996. The decrease was due to lower cash balances available for investment. Interest expense for 1997 decreased to $31,000 from $232,000 in 1996 and was principally the result of higher interest capitalized in 1997.

  The Company's effective tax rate in 1997 and 1996 reflects a provision of 40.6% of pretax income.

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

  The Company's effective tax rate in 1996 and 1995 reflects a provision of
40.6 % and 40.0%, respectively, of pretax income.

LIQUIDITY AND CAPITAL RESOURCES

  At January 3, 1998, the Company had working capital of $63.1 million and a current ratio of 3.9 compared to working capital of $61.0 million and a current ratio of 4.1 at December 28, 1996. Cash and cash equivalents and short-term investments at January 3, 1998 were $27.5 million, as compared to $34.4 million at December 28, 1996. Long-term investments at January 3, 1998 and December 28, 1996 were $1.9 million and $4.6 million, respectively.

  At January 3, 1998, the Company had a $5.0 million unsecured line of credit with its bank, all of which was available. During the third quarter of the 1998 fiscal year, the Company's $3.0 million three-year unsecured term loan with a maturity of August 16, 1999 will become a current liability.

  The Company believes that its existing bank credit and working capital, together with cash generated from operations, will be sufficient to satisfy anticipated sales growth and investment in manufacturing facilities and equipment. The Company had commitments for approximately $3.5 million of capital expenditures as of January 3, 1998.

YEAR 2000 COMPLIANCE

  In 1997, the Company began a year 2000 date conversion project to address all necessary code changes, testing and implementation for all of its systems. Anticipated spending for the year 2000 date conversion project will be expensed as incurred or new software will be capitalized and amortized over the software's useful life and is not expected to have a significant impact on the Company's results of operations. Project completion is planned for the middle of 1999. However, there can be no assurance that the systems of other companies on which the Company's systems rely will be converted on a timely basis or that any such failure by another company to convert would not have an adverse effect on the Company's systems.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Altron Incorporated:

  We have audited the accompanying consolidated balance sheets of Altron Incorporated (a Massachusetts corporation) and Subsidiaries as of January 3, 1998 and December 28, 1996 and the related consolidated income statements, statements of stockholders' investment and cash flows for the years ended January 3, 1998, December 28, 1996 and December 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Altron Incorporated and Subsidiaries as of January 3, 1998 and December 28, 1996, and the results of their operations and their cash flows for the years ended January 3, 1998, December 28, 1996 and December 30, 1995 in conformity with generally accepted accounting principles.

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

                                          Arthur Andersen LLP

Boston, Massachusetts
March 11, 1998

                      ALTRON INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     JANUARY 3, 1998 AND DECEMBER 28, 1996

                                                                  1997     1996
(IN THOUSANDS, EXCEPT SHARE DATA)                               -------- --------
ASSETS
Current assets:
  Cash and cash equivalents.................................... $ 11,926 $ 14,949
  Short-term investments.......................................   15,556   19,481
  Accounts receivable, less allowance of $800..................   25,781   24,840
  Inventories..................................................   28,626   18,554
  Other current assets.........................................    3,337    2,935
                                                                -------- --------
    Total current assets.......................................   85,226   80,759
Property, plant and equipment, net.............................   65,311   45,727
Costs in excess of net assets of acquired company..............    3,184    3,461
Long-term investments..........................................    1,882    4,614
                                                                -------- --------
                                                                $155,603 $134,561
                                                                ======== ========
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
  Accounts payable............................................. $ 16,455 $ 12,965
  Accrued payroll and other employee benefits..................    3,367    3,910
  Other accrued expenses.......................................    2,269    2,895
                                                                -------- --------
    Total current liabilities..................................   22,091   19,770
                                                                -------- --------
Long-term debt.................................................    7,600    7,600
                                                                -------- --------
Deferred income taxes..........................................    8,785    6,567
                                                                -------- --------
Stockholders' investment:
  Preferred stock, $1.00 par value--
   Authorized--1,000,000 shares
   Issued and outstanding--none................................      --       --
  Common stock, $.05 par value--
   Authorized--40,000,000 shares
   Issued--15,726,769 and 15,477,776 shares....................      786      774
  Paid-in capital..............................................   40,113   38,289
  Retained earnings............................................   76,505   61,838
                                                                -------- --------
                                                                 117,404  100,901
  Less treasury stock, at cost (235,581 shares)................      277      277
                                                                -------- --------
    Total stockholders' investment.............................  117,127  100,624
                                                                -------- --------
                                                                $155,603 $134,561
                                                                ======== ========

The accompanying notes are an integral part of these consolidated financial statements.

                      ALTRON INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS

  FOR THE YEARS ENDED JANUARY 3, 1998, DECEMBER 28, 1996 AND DECEMBER 30, 1995

                                                        1997     1996     1995
(IN THOUSANDS, EXCEPT PER SHARE DATA)                 -------- -------- --------
Net sales............................................ $172,428 $165,248 $143,867
Cost of sales........................................  134,373  125,079  109,858
                                                      -------- -------- --------
Gross profit.........................................   38,055   40,169   34,009
Selling, general and administrative expenses.........   14,844   11,969   10,704
                                                      -------- -------- --------
Income from operations...............................   23,211   28,200   23,305
Other income.........................................    1,503    1,869    1,317
Interest expense.....................................       31      232      359
                                                      -------- -------- --------
Income before provision for income taxes.............   24,683   29,837   24,263
Provision for income taxes...........................   10,016   12,122    9,705
                                                      -------- -------- --------
Net income........................................... $ 14,667 $ 17,715 $ 14,558
                                                      ======== ======== ========
Basic earnings per share............................. $   0.96 $   1.17 $   1.05
                                                      ======== ======== ========
Basic weighted average shares outstanding............   15,333   15,143   13,887
                                                      ======== ======== ========
Diluted earnings per share........................... $   0.91 $   1.11 $   0.98
                                                      ======== ======== ========
Diluted weighted average shares outstanding..........   16,039   16,009   14,795
                                                      ======== ======== ========



The accompanying notes are an integral part of these consolidated financial statements.

                      ALTRON INCORPORATED AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

  FOR THE YEARS ENDED JANUARY 3, 1998, DECEMBER 28, 1996 AND DECEMBER 30, 1995

                               COMMON STOCK
                               ------------- PAID-IN RETAINED TREASURY
                               SHARES AMOUNT CAPITAL EARNINGS  STOCK    TOTAL
                               ------ ------ ------- -------- -------- --------
(IN THOUSANDS)
Balance, December 31, 1994.... 12,867  $643  $10,450 $29,565   $(277)  $ 40,381
  Exercise of stock options...    250    12      646     --      --         658
  Income tax benefit from
   stock options..............    --    --       600     --      --         600
  Stock issuance from public
   offering...................  2,093   105   24,180     --      --      24,285
  Sale of common stock through
   employee stock purchase
   plan.......................     13     1      171     --      --         172
  Net income..................    --    --       --   14,558     --      14,558
                               ------  ----  ------- -------   -----   --------
Balance, December 30, 1995.... 15,223   761   36,047  44,123    (277)    80,654
  Exercise of stock options...    240    12      836     --      --         848
  Income tax benefit from
   stock options..............    --    --     1,150     --      --       1,150
  Sale of common stock through
   employee stock purchase
   plan.......................     15     1      256     --      --         257
  Net income..................    --    --       --   17,715     --      17,715
                               ------  ----  ------- -------   -----   --------
Balance, December 28, 1996.... 15,478   774   38,289  61,838    (277)   100,624
  Exercise of stock options...    229    11      810     --      --         821
  Income tax benefit from
   stock options..............    --    --       750     --      --         750
  Sale of common stock through
   employee stock purchase
   plan.......................     20     1      264     --      --         265
  Net income..................    --    --       --   14,667     --      14,667
                               ------  ----  ------- -------   -----   --------
Balance, January 3, 1998...... 15,727  $786  $40,113 $76,505   $(277)  $117,127
                               ======  ====  ======= =======   =====   ========


The accompanying notes are an integral part of these consolidated financial statements.

                      ALTRON INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

     FOR THE YEARS JANUARY 3, 1998, DECEMBER 28, 1996 AND DECEMBER 30, 1995

                                                     1997      1996      1995
                                                   --------  --------  --------
(IN THOUSANDS)
Cash flows from operating activities:
  Net income.....................................  $ 14,667  $ 17,715  $ 14,558
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization................     6,637     5,338     4,553
    Deferred taxes...............................     2,345     1,189     1,034
  Changes in current assets and liabilities, net
   of assets acquired:
    Accounts receivable..........................      (941)   (2,153)   (6,871)
    Inventories..................................   (10,072)       34    (7,069)
    Other current assets.........................      (529)       74      (385)
    Accounts payable.............................     3,490     1,254     2,436
    Accrued payroll and other employee benefits..      (543)      (27)    1,055
    Other accrued expenses.......................      (626)     (738)    1,144
                                                   --------  --------  --------
  Net cash provided by operating activities......    14,428    22,686    10,455
                                                   --------  --------  --------
Cash flows from investing activities:
  Purchases of investments.......................   (14,920)  (35,705)  (24,367)
  Proceeds from sale of investments..............    21,577    33,412     4,593
  Capital expenditures...........................   (25,944)  (21,175)   (9,375)
                                                   --------  --------  --------
  Net cash used in investing activities..........   (19,287)  (23,468)  (29,149)
                                                   --------  --------  --------
Cash flows from financing activities:
  Proceeds from issuance of common stock.........     1,086     1,105    25,115
  Income tax benefit from stock options..........       750     1,150       600
  Proceeds from long-term debt...................       --      7,600       --
  Principal payments of long-term debt...........       --     (7,746)   (1,705)
                                                   --------  --------  --------
  Net cash provided by financing activities......     1,836     2,109    24,010
                                                   --------  --------  --------
Net change in cash and cash equivalents..........    (3,023)    1,327     5,316
Cash and cash equivalents at beginning of year...    14,949    13,622     8,306
                                                   --------  --------  --------
Cash and cash equivalents at end of year.........  $ 11,926  $ 14,949  $ 13,622
                                                   ========  ========  ========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest.....................................  $    533  $    498  $    501
    Income taxes.................................     7,256    10,944     7,070

The accompanying notes are an integral part of these consolidated financial statements.

                     ALTRON INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 3, 1998

(1) BUSINESS SUMMARY

  Altron Incorporated ("the Company") is a leading contract manufacturer of interconnect products used in advanced electronic equipment. The Company provides total design and manufacturing capability for complete electronic systems, including multilayer boards, backplanes and surface mount assemblies. Altron is an ISO 9000 registered company serving the telecommunication, data communication, computer, industrial and medical industries located in the United States and Europe. The Company has four plants located in Massachusetts and Northern California.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Fiscal Year

  The Company's fiscal year ends on the Saturday closest to December 31. In the financial statements, "1997" refers to the year ended January 3, 1998, "1996" refers to the year ended December 28, 1996 and "1995" refers to the year ended December 30, 1995. Operations for the year ended January 3, 1998 include 53 weeks. Operations for other years presented include 52 weeks.

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

  SFAS No. 105, Disclosure of Information About Financial Statements with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash equivalents, investments and accounts receivable. The Company places its investments in highly rated institutions. The Company had one customer accounting for 11%, 15% and 19% of total revenues in 1997, 1996 and 1995, respectively.


 Cash Equivalents and Investments

  The Company considers all highly liquid investment instruments with original maturities of three months or less to be cash equivalents. Short-term investments are investments with maturities less than one year and investments with maturities greater than one year but less than five years have been classified as long-term. The Company carries its investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments at January 3, 1998 and December 28, 1996 consist primarily of securities issued by the U.S. Treasury and other U.S. Government agencies and municipalities. The Company has deemed these investments as of January 3, 1998 to be held-to-maturity and they are carried at amortized cost which approximates market value.

                     ALTRON INCORPORATED AND SUBSIDIARIES

                                JANUARY 3, 1998

  As of January 3, 1998 and December 28, 1996 the Company had no financial instruments requiring disclosure under SFAS No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.

 Revenue Recognition

  The Company recognizes revenue at the time products are shipped.

 Basic and Diluted Earnings per Share

  The Company applies SFAS No. 128, Earnings per Share, in computing earnings per share. Basic earnings per share was computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share was computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the period. The weighted average number of common stock equivalents outstanding during the period has been determined in accordance with the treasury-stock method. Common stock equivalents consist of common stock issuable upon the exercise of outstanding options.

 New Accounting Standards

  In June 1997, SFAS No. 130, Reporting Comprehensive Income, was issued which requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The standard will be adopted by the Company during the first quarter of the fiscal year ended January 2, 1999.

  In July 1997, SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, was issued which requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Unless impracticable, companies would be required to restate prior information upon adoption. The standard will be adopted by the Company for the fiscal year ended January 2, 1999.

(3) INVENTORIES

  Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes materials, labor and manufacturing overhead. Inventories are summarized as follows:

                                                                  1997    1996
                                                                 ------- -------
                                                                 (IN THOUSANDS)
      Raw materials............................................. $15,314 $10,040
      Work-in-process...........................................  13,312   8,514
                                                                 ------- -------
                                                                 $28,626 $18,554
                                                                 ======= =======

                     ALTRON INCORPORATED AND SUBSIDIARIES

                                JANUARY 3, 1998
(4) PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment are recorded at cost and consist of the following:

                                                                 1997    1996
                                                               -------- -------
                                                                (IN THOUSANDS)
      Land.................................................... $  4,052 $ 3,661
      Buildings and improvements..............................   24,217  16,046
      Equipment...............................................   73,009  56,628
                                                               -------- -------
                                                                101,278  76,335
      Less accumulated depreciation...........................   35,967  30,608
                                                               -------- -------
                                                               $ 65,311 $45,727
                                                               ======== =======

  The Company provides for depreciation using the straight-line method over the estimated useful lives of 7 to 40 years for buildings and improvements and 3 to 8 years for equipment.

(5) INCOME TAXES

  The provision for income taxes shown in the accompanying statements of income consists of the following (in thousands):

                                                          1997    1996    1995
                                                         ------- ------- ------
   Federal:
     Current............................................ $ 6,110 $ 8,715 $6,801
     Deferred...........................................   1,688     712    806
                                                         ------- ------- ------
                                                           7,798   9,427  7,607
                                                         ------- ------- ------
   State:
     Current............................................   1,561   2,536  1,870
     Deferred...........................................     657     159    228
                                                         ------- ------- ------
                                                           2,218   2,695  2,098
                                                         ------- ------- ------
   Provision for income taxes........................... $10,016 $12,122 $9,705
                                                         ======= ======= ======

  A reconciliation of the Company's effective income tax rate and the statutory federal income tax rate is as follows:

                                                               1997  1996  1995
                                                               ----  ----  ----
   Federal statutory tax rate................................. 35.0% 35.0% 35.0%
   State income taxes, net of federal tax benefit.............  5.8   5.7   5.6
   Other, net.................................................  (.2)  (.1)  (.6)
                                                               ----  ----  ----
   Effective tax rate......................................... 40.6% 40.6% 40.0%
                                                               ====  ====  ====

  The tax effects of temporary differences included in other current assets as of January 3, 1998 are $404,000 for inventory and receivables, $770,000 for accruals and $(61,000) for other net differences. The tax effects of temporary differences included in other current assets as of December 28, 1996 are $769,000 for inventory and receivables, $834,000 for accruals, $(14,000) for other net differences.

                     ALTRON INCORPORATED AND SUBSIDIARIES

                                JANUARY 3, 1998

  Deferred income taxes as of January 3, 1998 and December 28, 1996 are $8,785,000 and $6,567,000, respectively, and resulted principally from the difference between book and tax depreciation methods.

  For 1997, 1996 and 1995, the Company realized tax benefits of $750,000, $1,150,000 and $600,000, respectively, for disqualifying dispositions of stock options exercised which are deemed compensation for tax purposes. For financial reporting purposes, the benefit is accounted for as paid-in capital.

(6) LONG AND SHORT-TERM DEBT

 Long-Term Debt

  Long-term debt consists of unsecured term loans totaling $7,600,000 with maturities of $3,000,000 and $4,600,000 in 1999 and 2001, respectively.

  On August 16, 1996, the Company borrowed $7,600,000 under an amendment to its unsecured term loan agreement with its bank. The borrowing consists of a $3,000,000 three-year unsecured term loan with interest at 6.77%, payable monthly and principal due at maturity, and a $4,600,000 five-year unsecured term loan with interest at 7.18%, payable monthly and principal due at maturity. During the third quarter of the 1998 fiscal year, $3,000,000 will be transferred to the current portion of long-term debt.

  Short-term Debt

  The Company has a $5,000,000 unsecured line of credit with its bank at the bank's prime rate. There were no borrowings outstanding under the line of credit and the entire line was available at January 3, 1998 and December 28, 1996.

(7) OPERATING LEASES

  The Company rents manufacturing space in Woburn, Massachusetts and Fremont, California under lease agreements. Aggregate minimum lease payments under the leases at January 3, 1998 are $566,000, $582,000, $469,000 and $430,000 for
each of the years 1998 through 2001, respectively. Rental expense under the leases was $546,000 in 1997, $576,000 in 1996 and $486,000 in 1995.

(8) STOCKHOLDERS' INVESTMENT

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

  On May 16, 1996, the stockholders approved a resolution to increase the authorized shares of common stock from 30,000,000 to 40,000,000 shares with a par value of $.05 per share.

  On May 25, 1995, the Company completed a public offering of 2,092,500 shares of its common stock resulting in net proceeds of approximately $24.3 million.

                     ALTRON INCORPORATED AND SUBSIDIARIES

                                JANUARY 3, 1998
 Preferred Stock

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

 Stock Options

  The 1981 Stock Option Plan provided for incentive stock options granted at fair market value at the date of grant and nonqualified stock options granted at prices determined by the Board of Directors. All options under the plan are exercisable over a five-year period and expire 10 years from the date of grant. In December 1991, this plan terminated and at January 3, 1998, options for 2,025 shares remain outstanding.

  The 1991 Stock Option Plan provides for incentive stock options granted at fair market value at the date of grant and nonqualified stock options granted at prices determined by a committee of the Board of Directors. All options are exercisable over a five-year period, commencing 12 months from the date of grant unless accelerated and expire 10 years from the date of grant. On May 16, 1996, the stockholders approved an increase in the total number of shares of common stock reserved for issuance under the Plan to 3,750,000. At January 3, 1998, 2,739,553 shares of common stock were reserved for issuance.

 The 1989 Nonqualified Stock Option Plan for Non-Employee Directors provides for options exercisable over five years commencing 12 months from the date of grant and expiring 10 years from the date of grant. At January 3, 1998, 3,375 shares were reserved for issuance.

  The 1992, 1993 and 1995 Stock Option Plans for Non-Employee Directors provide for options exercisable over a two-year period from the date of grant and expiring 10 years from the date of grant. At January 3, 1998, 84,375, 90,000 and 75,000 shares were reserved for issuance under the 1992, 1993 and 1995 Plans, respectively.

  The 1996 Stock Option Plan for Non-Employee Directors provides for options exercisable over a three-year period commencing 12 months from the date of grant and expiring 10 years from the date of grant. At January 3, 1998, 37,500 shares were reserved for issuance under this Plan.

  On October 22, 1997, the Board of Directors approved a Stock Option Plan for Non-Employee Directors. Under the Plan, options are exercisable over a three-year period commencing 12 months from the date of grant and expiring 10 years from the date of grant. At January 3, 1998, 45,000 shares were reserved for issuance under this Plan.

  The Company follows the disclosure-only alternative under SFAS No. 123, Accounting for Stock-Based Compensation, which requires disclosure of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted, as well as certain other information. The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted after January 1, 1995 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

                     ALTRON INCORPORATED AND SUBSIDIARIES

                                JANUARY 3, 1998

  The assumptions used and the weighted average information for the years ended January 3, 1998, December 28, 1996 and December 30, 1995 are as follows:

                                            1997        1996        1995
                                         ----------- ----------- -----------
   Risk-free interest rates............  5.83%-6.66% 5.97%-6.73% 5.51%-7.79%
   Expected dividend yield.............      --          --          --
   Expected lives......................   4-7 years  4-7.5 years 4-7.5 years
   Expected volatility.................      53%         48%         48%
   Weighted average grant-date fair
    value of options granted during the
    period.............................     $9.30       $8.48       $6.43
   Weighted-average remaining
    contractual life of options
    outstanding........................  8.61 years  7.65 years  7.74 years
   Weighted-average exercise price of
    exercisable options................     $7.79       $4.76       $3.30
   Exercisable options.................    791,421     694,812     494,500
   The effect of applying SFAS No. 123 would be as
    follows:
                                            1997        1996        1995
                                         ----------- ----------- -----------
   Pro forma--
     Net income........................    $13,153     $16,693     $14,235
     Basic earnings per share..........    $  0.86     $  1.10     $  1.03
     Diluted earnings per share........    $  0.82     $  1.04     $  0.96

  The following table summarizes the stock option activity for the three-year period ended January 3, 1998 (restated for the stock splits):

                               INCENTIVE             NONQUALIFIED
                             STOCK OPTIONS           STOCK OPTIONS      WEIGHTED
                         ----------------------- ---------------------- AVERAGE
                                    OPTION PRICE          OPTION PRICE  EXERCISE
                          SHARES     PER SHARE   SHARES     PER SHARE    PRICE
                         ---------  ------------ -------  ------------- --------
Outstanding at December
 31, 1994............... 1,025,325  $ .81-$ 8.78 195,750  $1.22- $ 4.72  $ 3.67
  Granted...............   546,000   9.17- 19.25  55,500   9.17-  10.67   10.18
  Exercised.............  (229,012)  0.81-  6.72 (20,925)  1.48-   2.45    2.64
  Canceled..............   (33,525)  1.19-  9.17     --        --          5.14
                         ---------               -------
Outstanding at December
 30, 1995............... 1,308,788   1.02- 19.25 230,325   1.22-  10.67    6.35
  Granted...............   535,000  12.25- 19.63  37,500  12.25-  18.83   13.93
  Exercised.............  (219,326)  1.11-  9.94 (20,925)  1.48-  10.67    3.57
  Canceled..............   (12,900)  9.17- 17.67     --        --         12.13
                         ---------               -------
Outstanding at December
 28, 1996............... 1,611,562   1.02- 19.63 246,900   1.22-  18.83    9.01
  Granted...............   627,500  13.38- 19.63  45,000      14.75       15.17
  Exercised.............  (153,396)  1.11- 17.67 (75,150)  1.22-   4.72    3.60
  Canceled..............  (111,018)  6.44- 19.63     --        --         13.31
                         ---------               -------
Outstanding at January
 3, 1998................ 1,974,648  $1.02-$19.63 216,750  $1.44- $18.83  $11.24
                         =========               =======
Exercisable at January
 3, 1998................   680,296  $1.02-$19.63 111,125  $1.44- $18.83  $ 7.79
                         =========               =======

  Options outstanding at January 3, 1998 expire between December 15, 1998 and December 17, 2007.

                     ALTRON INCORPORATED AND SUBSIDIARIES

                                JANUARY 3, 1998
 Employee Stock Purchase Plan

  On May 25, 1995, the stockholders approved the 1995 Employee Stock Purchase Plan. The Plan provides for two purchase periods during the Company's fiscal year. The purchase price of shares under the Plan is 90% of the lower of the fair market value at the beginning and the end of the period. Substantially all employees with more than one year of service are eligible to participate in the Plan. At January 3, 1998, 400,623 of the initial 450,000 shares of common stock were reserved for issuance.

(9) OTHER INCOME

  Other income consisted of interest income of $1,497,000, $1,857,000 and $1,304,000 for the years ended 1997, 1996 and 1995, respectively, and other income, net, of $6,000, $12,000 and, $13,000 for these respective years.

(10) INTEREST EXPENSE

  Interest expense was $535,000, $554,000 and $497,000 for the years ended 1997, 1996 and 1995, respectively, of which $504,000, $322,000 and $138,000 was capitalized to property, plant and equipment.


(11) EMPLOYEE BENEFIT PLAN

  The Altron Savings and Investment Plan allows all full-time employees with at least 90 days of service with the Company to participate. Plan participants elect to have contributions made to the Plan under Section 401(k) of the Internal Revenue Code. Company contributions become vested at the rate of 20% for each year of service with the Company. Annual Company contributions to the Plan are at the discretion of the Board of Directors and are discretionary in amount. The Company contributed approximately $836,000, $537,000 and $260,000 for the years ended 1997, 1996 and 1995.

(12) QUARTERLY RESULTS (UNAUDITED)

  The following summarized unaudited results of operations for the fiscal quarters in the years ended January 3, 1998 and December 28, 1996 have been accounted for using generally accepted accounting principles for interim reporting purposes and include adjustments (consisting of normal recurring adjustments) which the Company considers necessary for the fair presentation of results for these interim periods:

                                                 FIRST  SECOND   THIRD  FOURTH
                                                QUARTER QUARTER QUARTER QUARTER
                                                ------- ------- ------- -------
                                                (IN THOUSANDS, EXCEPT PER SHARE
                                                             DATA)
   1997
   Net sales................................... $43,168 $40,560 $41,541 $47,159
   Gross profit................................  10,230   9,192   9,220   9,413
   Net income..................................   4,340   3,635   3,525   3,167
   Net income per basic share..................    0.28    0.24    0.23    0.20
   Net income per diluted share................    0.27    0.22    0.22    0.20
   1996
   Net sales................................... $44,091 $44,302 $38,229 $38,626
   Gross profit................................  10,664  10,750   9,335   9,420
   Net income..................................   4,665   4,760   4,110   4,180
   Net income per basic share..................    0.31    0.31    0.27    0.27
   Net income per diluted share................    0.29    0.30    0.26    0.26

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not Applicable

                                   PART III

  The information required by Items 10, 11, 12 and 13 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the 1998 Annual Meeting to be held on May 21, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as part of this Report:

    (1) Financial Statements included in Part II of this Report:

      Report of Independent Public Accountants

      Consolidated Income Statements for the fiscal years ended January 3, 1998, December 28, 1996 and December 30, 1995.

      Consolidated Balance Sheets as of January 3, 1998 and December 28,
       1996.

      Consolidated Statements of Stockholders' Investment for the fiscal years ended January 3, 1998, December 28, 1996 and December 30, 1995.

      Consolidated Statements of Cash Flows for the fiscal years ended
       January 3, 1998, December 28, 1996 and December 30, 1995.

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

    (3) Exhibits

    The following exhibits are incorporated herein by reference:

     3.1  Articles of Organization of Registrant, as amended (filed as Exhibit
          3.1 to the Registration Statement Form S-1 [Registration No. 2-
          89704]).
     3.2  By-laws of Altron Incorporated as amended through March 12, 1990
          (filed as Exhibit 3.2 to the Annual Report on Form 10-K for fiscal year ended December 29, 1990).
     10.1 Altron Incorporated Non-Qualified Stock Option Plan (filed as Exhibit
          4B to the Registration Statement on Form S-8 [Registration No. 2-
          94712]).
     10.2 Altron Incorporated 1981 Stock Option Plan (filed as Exhibit 4A to the Registration Statement on Form S-8 [Registration No. 2-94712]).
     10.3 First Amendment to Altron Incorporated 1981 Stock Option Plan (filed as Exhibit 4AA to Post-Effective Amendment No. 1 to Registration
          Statement on Form S-8 [Registration No. 2-94712]).
     10.4 Altron Incorporated Employee Stock Purchase Plan (filed as Exhibit 4A to the Registration Statement on Form S-8 [Registration No. 2-
          94713]).

     10.5 Altron Incorporated Stock Option Plan for Non-Employee Directors, adopted by the Board of Directors on December 17, 1984 (filed as Exhibit 10.11 to the Annual Report on Form 10-K for fiscal year ended December 29, 1984 [Registration No. 2-89704]).
     10.6  Second Amendment to the Altron Incorporated 1981 Stock Option Plan
           (filed as Exhibit 10.12 to the Annual Report on Form 10-K for fiscal year ended January 2, 1988 [Registration No. 2-94712]).
     10.7  Third Amendment to the Altron Incorporated 1981 Stock Option Plan
           (filed as Exhibit 10.13 to the Annual Report on Form 10-K for fiscal year ended January 3, 1987 [Registration No. 2-94712]).
     10.8  Mortgage with Massbank for Savings dated October 1, 1987 (filed as
           Exhibit 10.14 to the Annual Report on Form 10-K for fiscal year ended January 2, 1988 [Registration No. 2-94712]).
     10.9 Commercial Real Estate Promissory Note with Massbank for Savings dated October 1, 1987 (filed as Exhibit 10.15 to the Annual Report on Form 10-K for fiscal year ended January 2, 1988 [Registration No.
           2-94712]).
     10.10 Altron Incorporated Stock Option Plan for Non-Employee Directors, adopted by the Board of Directors on December 14, 1989 (filed as exhibit 10.18 to the Annual Report on Form 10-K for the fiscal year ended December 30, 1989).
     10.11 Altron Savings and Investment Plan, adopted by the Board of
           Directors on December 14, 1989 (filed as exhibit 10.19 to the Annual
           Report on Form 10-K for the fiscal year ended December 30, 1989).
     10.12 Altron Incorporated 1991 Stock Option Plan, adopted by the Board of
           Directors on June 20, 1991 as amended April 19, 1995 (filed as
           Exhibit 4A to the Registration Statement on Form S-8 [Registration
           No. 33-60759]).
     10.13 Altron Incorporated Stock Option Plan for Non-Employee Directors, adopted by the Board of Directors on September 30, 1992 (filed as exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended January 2, 1993).
     10.14 Altron Incorporated Stock Option Plan for Non-Employee Directors, adopted by the Board of Directors on December 22, 1993 (filed as Exhibit 10.14 to the Annual Report on Form 10-K for the fiscal year ended January 1, 1994.)
     10.15 First Amendment to Altron Incorporated Employee Stock Purchase Plan, adopted by the Board of Directors on December 21, 1994 (filed as Exhibit 4A to the Registration Statement on Form S-8 [Registration
           No. 33-60713]).
     10.16 Altron Incorporated 1995 Stock Option Plan for Non-Employee
           Directors (filed as Exhibit 4A to Registration Statement on Form S-8
           [Registration No. 33-60757]).
     10.17 Altron Incorporated 1996 Stock Option Plan for Non-Employee
           Directors (filed as Exhibit 4A to the Registration Statement on Form
           S-8 [Registration No. 333-10097]).

    The following exhibits are filed herewith:

     10.18 Stock Option Plan for Non-Employee Directors adopted October 22,
           1997.
     21    Subsidiaries of the Registrant
     27    Financial Data Schedule

  (b) Reports on Form 8-K:

    No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended January 3, 1998.

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

Date: March 23, 1998

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

                NAME                           TITLE
                                                                     DATE

      /s/ Samuel Altschuler        Chairman of the Board of     March 23, 1998
---------------------------------   Directors and President
        SAMUEL ALTSCHULER           (principal executive
                                    officer)

         /s/ Burton Doo            Executive Vice President     March 23, 1998
---------------------------------   and Director
           BURTON DOO

      /s/ Peter D. Brennan         Vice President, Chief        March 23, 1998
---------------------------------   Financial Officer and
        PETER D. BRENNAN            Treasurer (principal
                                    financial and accounting
                                    officer)

  /s/ Anthony J. Medaglia, Jr.     Director                     March 23, 1998
---------------------------------
    ANTHONY J. MEDAGLIA, JR.

    /s/ Daniel A. Cronin, Jr.      Director                     March 23, 1998
---------------------------------
      DANIEL A. CRONIN, JR.

    /s/ Thomas M. Claflin, II      Director                     March 23, 1998
---------------------------------
      THOMAS M. CLAFLIN, II

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

  As independent public accountants, we hereby consent to the incorporation of our report, included in this Form 10-K, into Altron Incorporated's previously filed Registration Statements (File Nos. 2-94712, 2-94713, 33-39744, 33-39980,
33-45884, 33-60713, 33-60757, 33-60759, 33-82574, 33-86862, 333-01443, 333-
10095 and 333-10097).

                                           Arthur Andersen LLP

Boston, Massachusetts
March 23, 1998

                                                                     SCHEDULE II

                      ALTRON INCORPORATED AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                    BALANCE AT  CHARGES TO DEDUCTION BALANCE AT
                                   BEGINNING OF COSTS AND    FROM      END OF
                                      PERIOD     EXPENSES  RESERVES    PERIOD
                                   ------------ ---------- --------- ----------
RESERVE FOR DOUBTFUL ACCOUNTS:
  January 3, 1998.................     $800        $ 55       $55       $800
  December 28, 1996...............      775          25        --        800
  December 30, 1995...............      625         150        --        775