Form 10-Q
period 1998-04-04
ALTRON INC
filed 1998-05-15
CIK 741339

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

 FOR THE QUARTER ENDED APRIL 4, 1998         COMMISSION FILE NUMBER 0-13230

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

                                 Yes  X  No

  The number of shares of Common Stock of the Registrant outstanding as of April 4, 1998 was 15,548,879 shares.

-------------------------------------------------------------------------------

                      ALTRON INCORPORATED AND SUBSIDIARIES

                                     INDEX

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
 PART I.  FINANCIAL INFORMATION
 ITEM 1.  Financial Statements
          Consolidated Balance Sheets -- April 4, 1998 and January 3,
           1998.......................................................    3
          Consolidated Income Statements -- Three Months Ended April
           4, 1998 and March 29, 1997.................................    4
          Consolidated Statements of Cash Flows -- Three Months Ended
           April 4, 1998 and March 29, 1997...........................    5
          Notes to Consolidated Financial Statements..................    6
 ITEM 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................    7
 PART II. OTHER INFORMATION
 ITEM 6.  Exhibits and Reports on Form 8-K............................    8
          Signatures..................................................    9

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      ALTRON INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                             APRIL 4,   JANUARY 3,
                                                               1998        1998
                                                            ----------- ----------
(IN THOUSANDS, EXCEPT SHARE DATA)                           (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents................................  $ 13,215    $ 11,926
  Short-term investments...................................     9,105      15,556
  Accounts receivable, net.................................    30,735      25,781
  Inventories..............................................    35,378      28,626
  Other current assets.....................................     3,381       3,337
                                                             --------    --------
    Total current assets...................................    91,814      85,226
Property, plant and equipment, net.........................    67,259      65,311
Costs in excess of net assets of acquired company..........     3,115       3,184
Long-term investments......................................     2,381       1,882
                                                             --------    --------
                                                             $164,569    $155,603
                                                             ========    ========
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
  Accounts payable.........................................  $ 18,986    $ 16,455
  Accrued payroll and other employee benefits..............     3,846       3,367
  Other accrued expenses...................................     2,841       2,269
                                                             --------    --------
    Total current liabilities..............................    25,673      22,091
                                                             --------    --------
Long-term debt.............................................     7,600       7,600
                                                             --------    --------
Deferred income taxes......................................    10,190       8,785
                                                             --------    --------
Stockholders' investment:
  Preferred stock, $1.00 par value --
   Authorized -- 1,000,000 shares
   Issued and outstanding -- none .........................       --          --
  Common stock, $.05 par value --
   Authorized -- 40,000,000 shares
   Issued -- 15,784,460 and 15,726,769 shares..............       789         786
  Paid-in capital..........................................    40,517      40,113
  Retained earnings........................................    80,077      76,505
                                                             --------    --------
                                                              121,383     117,404
  Less treasury stock, at cost (235,581 shares)............       277         277
                                                             --------    --------
    Total stockholders' investment.........................   121,106     117,127
                                                             --------    --------
                                                             $164,569    $155,603
                                                             ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                      ALTRON INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS

                                                                 THREE MONTHS
                                                                     ENDED
                                                               -----------------
                                                                APRIL  MARCH 29,
                                                               4, 1998   1997
                                                               ------- ---------
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)
Net sales..................................................... $50,568  $43,168
Cost of sales.................................................  40,654   32,938
                                                               -------  -------
Gross profit..................................................   9,914   10,230
Selling, general and administrative expenses..................   4,333    3,363
                                                               -------  -------
Income from operations........................................   5,581    6,867
Other income..................................................     280      435
Interest expense..............................................       5        8
                                                               -------  -------
Income before provision for income taxes......................   5,856    7,294
Provision for income taxes....................................   2,284    2,954
                                                               -------  -------
Net income.................................................... $ 3,572  $ 4,340
                                                               =======  =======
Basic earnings per share...................................... $  0.23  $  0.28
                                                               =======  =======
Basic weighted average shares outstanding.....................  15,530   15,253
                                                               =======  =======
Diluted earnings per share.................................... $  0.22  $  0.27
                                                               =======  =======
Diluted weighted average shares outstanding...................  16,062   16,213
                                                               =======  =======


The accompanying notes are an integral part of these consolidated financial statements.

                      ALTRON INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              THREE MONTHS ENDED
                                                              -------------------
                                                              APRIL 4,  MARCH 29,
                                                                1998      1997
                                                              --------  ---------
(IN THOUSANDS, UNAUDITED)
Cash flows from operating activities:
  Net income................................................. $ 3,572    $ 4,340
  Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
    Depreciation and amortization............................   2,130      1,660
    Deferred income taxes....................................   1,405      2,223
    Changes in current assets and liabilities:
      Accounts receivable....................................  (4,954)    (4,889)
      Inventories............................................  (6,752)      (969)
      Other current assets...................................     (44)      (590)
      Accounts payable.......................................   2,531      1,055
      Accrued payroll and other employee benefits............     479        369
      Other accrued expenses.................................     572       (219)
                                                              -------    -------
  Net cash (used in) provided by operating activities........  (1,061)     2,980
                                                              -------    -------
Cash flows from investing activities:
  Sales of investments, net..................................   5,952      1,830
  Capital expenditures.......................................  (4,009)    (6,734)
                                                              -------    -------
  Net cash provided by (used in) investing activities........   1,943     (4,904)
                                                              -------    -------
Cash flows from financing activities:
  Proceeds from issuance of common stock.....................     407         71
                                                              -------    -------
  Net cash provided by financing activities..................     407         71
                                                              -------    -------
Net change in cash and cash equivalents......................   1,289     (1,853)
Cash and cash equivalents, beginning of period...............  11,926     14,949
                                                              -------    -------
Cash and cash equivalents, end of period..................... $13,215    $13,096
                                                              =======    =======
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest................................................. $   133    $   133
    Income taxes.............................................     528        783


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

(2) INTERIM FINANCIAL STATEMENTS

  In the opinion of the Company's management, these interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for such periods. The unaudited results of operations for the quarter ended April 4, 1998 are not necessarily an indication of the results of operations for the full year.

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

  For information as to the significant accounting policies followed by the Company and other financial and operating information, see the Company's Form 10-K for the year ended January 3, 1998 as filed with the Securities and Exchange Commission (Commission File No. 0-13230). These interim financial statements should be read in conjunction with the financial statements included in the Form 10-K.

(3) NEW ACCOUNTING PRONOUNCEMENTS

  Effective January 4, 1998, the Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. The Company's total comprehensive income for the three months ended April 4, 1998 was the same as reported net income.

  On March 4, 1998, Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use was issued and on April 9, 1998, SOP 98-5, Reporting on the Costs of Start-Up Activities was issued. Both SOPs will be adopted by the Company at the beginning of fiscal year 1999 and are not anticipated to have a material impact on the Company's financial position or results of operations.

(4) INVENTORIES

  Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes materials, labor and manufacturing overhead. Inventories consisted of $14.7 million of raw materials and $20.7 million of work-in-process as of April 4, 1998 and $15.3 million of raw materials and $13.3 million of work-in-process as of January 3, 1998.

(5) SIGNIFICANT CUSTOMERS

  One customer accounted for 16% and 10% of net sales for the three month periods ended April 4, 1998 and March 29, 1997, respectively.

                     ALTRON INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Net sales for the first quarter of 1998 were $50.6 million, as compared to net sales of $43.2 million for the same quarter of 1997. The higher shipment level resulted principally from increased shipments to the Company's larger customers in the computer segment of the electronics industry.

  Value added sales for the first quarter of 1998 were $39.6 million or approximately 78% of net sales, compared to $31.0 million or 72% of net sales in the first quarter of 1997. Printed circuit board sales for the first quarter of 1998 were $11.0 million, approximately 22% of net sales compared to $12.2 million or 28% of net sales in the first quarter of 1997.

  Gross margin as a percentage of net sales for the first quarter of 1998 was 19.6%, as compared to 23.7% in 1997. The Company's lower gross margin resulted primarily from higher costs due to the Company's continued capacity expansion, startup costs of new customer programs and the shift in shipment mix to a higher level of value added products coupled with increased pricing pressures.

  Selling, general and administrative expenses as a percentage of net sales were 8.6% in the first quarter of 1998 and 7.8% for the same quarter of 1997. The increase in 1998 over the 1997 level resulted primarily from higher expenses associated with the expansion of the Company's program management and sales operations, as well as higher sales commission costs on increased commissionable sales made by independent sales representatives.

  The decrease of $155,000 in other income in 1998, as compared to 1997, was principally due to lower cash balances available for investment. Interest expense for the first quarter of 1998 was approximately the same as the respective 1997 period.

  The Company's effective tax rate for the first quarter of 1998 was 39%, as compared to 40.5% for the first quarter of 1997, principally due to increased tax credits.

LIQUIDITY AND CAPITAL RESOURCES

  At April 4, 1998, the Company had working capital of $66.1 million and a current ratio of 3.6 compared to working capital of $63.1 million and a current ratio of 3.9 at January 3, 1998. Cash and cash equivalents and short-term investments were $22.3 million at April 4, 1998 and $27.5 million at January 3, 1998. Long-term investments at April 4, 1998 were $2.4 million compared to $1.9 million at January 3, 1998. Capital expenditures during the first quarter of 1998 were $4.0 million compared to $6.7 million for the same quarter in 1997.

  At April 4, 1998, the Company had a $5.0 million unsecured line of credit with its bank, all of which was available.

  The Company believes that its existing bank credit and working capital, together with funds generated from operations, will be sufficient to satisfy anticipated sales growth and investment in manufacturing facilities and equipment. The Company had commitments for approximately $3.0 million of capital expenditures as of April 4, 1998.

YEAR 2000 COMPLIANCE

  During the first quarter, the Company continued its year 2000 date conversion project. The costs of the project are not expected to have a significant impact on the Company's results of operations and project completion is planned for the middle of 1999. There can be no assurance, however, that systems of other companies on which the Company's systems rely will be converted on a timely basis or that any such conversion failure by another company would not have an adverse effect on the Company's systems.

                      ALTRON INCORPORATED AND SUBSIDIARIES

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

    27--Financial Data Schedule

  (b) Reports on Form 8-K

    The Company filed a Form 8-K with the Securities and Exchange Commission on February 5, 1998 which related to a change in the duration of the term of its Board of Directors.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Altron Incorporated

            NAME                                    TITLE                      DATE
            ----                                    -----                      ----
     /s/ Samuel Altschuler           Chairman of the Board of Directors    May 14, 1998
____________________________________ and President
         SAMUEL ALTSCHULER           (principal executive officer)
         /s/ Burton Doo              Executive Vice President and          May 14, 1998
____________________________________ Director, President, Altron Systems
             BURTON DOO              Corporation
      /s/ Peter D. Brennan           Vice President, Chief Financial       May 14, 1998
____________________________________ Officer
          PETER D. BRENNAN           and Treasurer
                                     (principal financial and accounting
                                     officer)