Form 10-K/A
period 1998-01-03
ALTRON INC
filed 1998-06-10
CIK 741339

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Explanatory Note: This amendment amends the Form 10-K filed with the Securities and Exchange Commission on March 27, 1998. Items 1, 7 and 8 have been changed.

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

  Altron has been advised that contamination resulting from activities of prior owners of an adjacent property has migrated under the Company's manufacturing plant in Wilmington, Massachusetts. The present owner of the adjacent property has assumed responsibility for any remediation activities that may be required and has agreed to indemnify and hold the Company harmless from liabilities and expenses arising from any requirement that the contamination be remediated. Although the Company believes that the present owner's assumption of responsibility will result in no remediation costs to the Company from the contamination, there can be no assurance that the Company will not be subject to some costs regarding this matter, but the Company does not anticipate that such costs, if any, will be material to its financial condition.

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

  Gross margin as a percentage of net sales for 1997 was 22.1%, as compared to 24.3% in 1996. Approximately half of the decrease in gross margin as a percentage of net sales was due to higher depreciation expense and related fixed facility costs associated with the Company's new 104,000 square foot backplane and systems assembly plant and major building renovations and equipment purchases to further increase capacity and capabilities in the printed circuit board operation. The balance of the decrease in the gross margin percentage resulted primarily from the continuing shift in shipment mix to a higher level of value added printed circuit assembly and systems build products which have lower overall gross margins. The Company expects gross margins to continue to fluctuate based upon product mix and customer mix. Although there can be no assurance that the Company can maintain its current gross margin, management expects to focus on market niches and product mix where there are less competitive pricing pressures and to continue to improve productivity, yields and utilization.

  Selling, general and administrative expenses as a percentage of net sales increased to 8.6% in 1997 from 7.2% in 1996. The increase in selling, general and administrative expenses as a percentage of net sales was principally the result of higher payroll and related expenses associated with the hiring of additional program management and sales personnel to increase customer focus and further expand the customer base.

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

 Revenue Recognition

  The Company recognizes revenue at the time products are shipped. The Company provides for estimated returns when material.

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

  Calculations of basic and diluted earnings per share information are as follows:

                                                        1997    1996    1995
                                                       ------- ------- -------
                                                        (IN THOUSANDS, EXCEPT
                                                           PER SHARE DATA)
     Net income....................................... $14,667 $17,715 $14,558
                                                       ======= ======= =======
     Basic weighted average shares outstanding........  15,333  15,143  13,887
     Common stock equivalents.........................     706     866     908
                                                       ------- ------- -------
     Diluted weighted average shares outstanding......  16,039  16,009  14,795
                                                       ======= ======= =======
     Basic earnings per share......................... $  0.96 $  1.17 $  1.05
                                                       ======= ======= =======
     Diluted earnings per share....................... $  0.91 $  1.11 $  0.98
                                                       ======= ======= =======
     Anti-dilutive securities, that were not included
      in the above table are as follows:
       Stock options..................................     216      30      32
                                                       ======= ======= =======

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

                     ALTRON INCORPORATED AND SUBSIDIARIES

                                JANUARY 3, 1998

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
                                                         ------- ------- ------
   Provision for income taxes........................... $10,016 $12,122 $9,705
                                                         ======= ======= ======

                     ALTRON INCORPORATED AND SUBSIDIARIES

                                JANUARY 3, 1998

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

                     ALTRON INCORPORATED AND SUBSIDIARIES

                                JANUARY 3, 1998

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

                     ALTRON INCORPORATED AND SUBSIDIARIES

                                JANUARY 3, 1998

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

  The assumptions used and the weighted average information for the years ended January 3, 1998, December 28, 1996 and December 30, 1995 are as follows:

                                               1997        1996        1995
                                            ----------- ----------- -----------
   Risk-free interest rates................ 5.83%-6.66% 5.97%-6.73% 5.51%-7.79%
   Expected dividend yield.................     --          --          --
   Expected lives..........................  4-7 years  4-7.5 years 4-7.5 years
   Expected volatility.....................     53%         48%         48%
   Weighted average grant-date fair value
    of options granted during the period...    $9.30       $8.48       $6.43
   Weighted-average remaining contractual
    life of options outstanding............ 8.61 years  7.65 years  7.74 years
   Weighted-average exercise price of
    exercisable options....................    $7.79       $4.76       $3.30
   Exercisable options.....................   791,421     694,812     494,500

  The effect of applying SFAS No. 123 would be as follows:

                                               1997        1996        1995
                                            ----------- ----------- -----------
   Pro forma--
    Net income.............................  $ 13,153    $ 16,693    $ 14,235
    Basic earnings per share...............  $   0.86    $   1.10    $   1.03
    Diluted earnings per share.............  $   0.82    $   1.04    $   0.96

                     ALTRON INCORPORATED AND SUBSIDIARIES

                                JANUARY 3, 1998

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
                         =========               =======

  Options outstanding at January 3, 1998 expire between December 15, 1998 and December 17, 2007.

  The following table summarizes information about incentive and non-qualified stock options outstanding and exercisable at January 3, 1998:

                                                          OPTIONS
                         OPTIONS OUTSTANDING            EXERCISABLE
                 ------------------------------------ ----------------
                                             WEIGHTED         WEIGHTED
                            WEIGHTED AVERAGE AVERAGE  NUMBER  AVERAGE
EXERCISE PRICE     NUMBER      REMAINING     EXERCISE   OF    EXERCISE
RANGE            OF OPTIONS CONTRACTUAL LIFE  PRICE   OPTIONS  PRICE
--------------   ---------- ---------------- -------- ------- --------
$ 1.02 - $ 1.48     90,800        4.39        $ 1.34   90,800  $ 1.34
  1.56 -   2.15     18,225        4.44          1.73   15,188    1.68
     2.44            2,025        5.40          2.44      --      --
  4.72 -   6.72    379,413        5.82          5.45  316,863    5.25
  8.78 -  12.25    821,085        7.75         10.43  289,703   10.31
$13.38 - $19.63    879,850        9.23        $15.73   78,867  $17.45
                 ---------                            -------
                 2,191,398                            791,421
                 =========                            =======

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

(9) OTHER INCOME

  Other income consisted of interest income of $1,497,000, $1,857,000 and $1,304,000 for the years ended 1997, 1996 and 1995, respectively, and other income, net, of $6,000, $12,000 and $13,000 for these respective years.

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

Date: June 8, 1998

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

                NAME                           TITLE
                                                                     DATE

      /s/ Samuel Altschuler        Chairman of the Board of      June 8, 1998
---------------------------------   Directors and President
        SAMUEL ALTSCHULER           (principal executive
                                    officer)

         /s/ Burton Doo            Executive Vice President      June 8, 1998
---------------------------------   and Director
           BURTON DOO

      /s/ Peter D. Brennan         Vice President, Chief         June 8, 1998
---------------------------------   Financial Officer and
        PETER D. BRENNAN            Treasurer (principal
                                    financial and accounting
                                    officer)

  /s/ Anthony J. Medaglia, Jr.     Director                      June 8, 1998
---------------------------------
    ANTHONY J. MEDAGLIA, JR.

    /s/ Daniel A. Cronin, Jr.      Director                      June 8, 1998
---------------------------------
      DANIEL A. CRONIN, JR.

    /s/ Thomas M. Claflin, II      Director                      June 8, 1998
---------------------------------
      THOMAS M. CLAFLIN, II

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

  As independent public accountants, we hereby consent to the incorporation of our report, included in this Form 10-K/A, into Altron Incorporated's previously filed Registration Statements (File Nos. 2-94712, 2-94713, 33-39744, 33-39980, 33-45884, 33-60713, 33-60757, 33-60759, 33-82574, 33-86862,
333-01443, 333-10095 and 333-10097).

                                           Arthur Andersen LLP

Boston, Massachusetts

June 8, 1998

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