Form 10-Q/A
period 1998-04-04
ALTRON INC
filed 1998-06-10
CIK 741339

-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               ----------------

                               FORM 10-Q/A

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

Explanatory Note: This amendment amends the Form 10-Q filed with the Securities and Exchange Commission on May 15, 1998. Items 1 and 2 have been changed.

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

(5) EARNINGS PER SHARE

  Calculations of basic and diluted earnings per share information are as follows:

                                                                 1998    1997
                                                                ------- -------
                                                                (IN THOUSANDS,
                                                                  EXCEPT PER
                                                                  SHARE DATA)
      Net income............................................... $ 3,572 $ 4,340
      Basic weighted average shares outstanding................  15,530  15,253
      Common stock equivalents.................................     532     960
      Diluted weighted average shares outstanding..............  16,062  16,213
      Basic earnings per share................................. $  0.23 $  0.28
      Diluted earnings per share............................... $  0.22 $  0.27

(6) SIGNIFICANT CUSTOMERS

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

  Gross margin as a percentage of net sales for the first quarter of 1998 was 19.6%, as compared to 23.7% in 1997. Primarily the decrease resulted from a shift in shipment mix to a higher level of value added printed circuit assembly and systems build products which have lower gross margins coupled with continued increased pricing pressures. Secondarily, higher depreciation costs and related facility costs resulted from the Company's new backplane and systems facility and the continued investment in equipment and facilities for the printed circuit operation to further increase capacity and capabilities. Startup costs associated with major new customer programs impacted gross margins but to a lesser extent.

  Selling, general and administrative expenses as a percentage of net sales were 8.6% in the first quarter of 1998 and 7.8% for the same quarter of 1997. The increase resulted primarily from payroll and related expenses associated with the continued hiring of program management and sales personnel and also due to higher sales costs on increased commissionable sales made by independent sales representatives.

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

                                          Altron Incorporated

            NAME                                    TITLE                      DATE
            ----                                    -----                      ----
     /s/ Samuel Altschuler           Chairman of the Board of Directors    June 8, 1998
____________________________________ and President
         SAMUEL ALTSCHULER           (principal executive officer)
         /s/ Burton Doo              Executive Vice President and          June 8, 1998
____________________________________ Director, President, Altron Systems
             BURTON DOO              Corporation
      /s/ Peter D. Brennan           Vice President, Chief Financial       June 8, 1998
____________________________________ Officer
          PETER D. BRENNAN           and Treasurer
                                     (principal financial and accounting
                                     officer)