Form 10-Q
period 1998-07-04
ALTRON INC
filed 1998-08-18
CIK 741339

-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTER ENDED                    COMMISSION FILE NUMBER
            JULY 4, 1998                                 0-13230

                              ALTRON INCORPORATED
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            MASSACHUSETTS                              04-2464301
    (STATE OR OTHER JURISDICTION                    (I.R.S. EMPLOYER
  OF INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

    ONE JEWEL DRIVE, WILMINGTON,                          01887
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

                                 Yes  X  No

  The number of shares of Common Stock of the Registrant outstanding as of July 4, 1998 was 15,564,645 shares.

-------------------------------------------------------------------------------

                      ALTRON INCORPORATED AND SUBSIDIARIES

                                     INDEX

                                                                            PAGE
                                                                           NUMBER
                                                                           ------
 PART I.  FINANCIAL INFORMATION
 ITEM 1.  Financial Statements
          Consolidated Balance Sheets -- July 4, 1998 and January 3,
           1998.........................................................     3
          Consolidated Income Statements -- Three and Six Months Ended
           July 4, 1998 and June 28, 1997...............................     4
          Consolidated Statements of Cash Flows -- Six Months Ended
           July 4, 1998 and June 28, 1997...............................     5
          Notes to Consolidated Financial Statements....................     6
 ITEM 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................    7-8
 PART II. OTHER INFORMATION
 ITEM 4.  Submission of Matters to a Vote of Security Holders...........     9
 ITEM 6.  Exhibits and Reports on Form 8-K..............................     9
          Signatures....................................................     10

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      ALTRON INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                JULY 4,   JANUARY 3,
                                                                 1998        1998
                                                              ----------- ----------
(IN THOUSANDS, EXCEPT SHARE DATA)                             (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents..................................  $ 12,944    $ 11,926
  Short-term investments.....................................    13,191      15,556
  Accounts receivable, net...................................    26,067      25,781
  Inventories................................................    33,271      28,626
  Other current assets.......................................     3,724       3,337
                                                               --------    --------
    Total current assets.....................................    89,197      85,226
Property, plant and equipment, net...........................    70,068      65,311
Costs in excess of net assets of acquired company............     3,046       3,184
Long-term investments........................................     1,716       1,882
                                                               --------    --------
                                                               $164,027    $155,603
                                                               ========    ========
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
  Accounts payable...........................................  $ 16,299    $ 16,455
  Accrued payroll and other employee benefits................     3,633       3,367
  Other accrued expenses.....................................     2,381       2,269
                                                               --------    --------
    Total current liabilities................................    22,313      22,091
                                                               --------    --------
Long-term debt...............................................     7,600       7,600
                                                               --------    --------
Deferred income taxes........................................     9,358       8,785
                                                               --------    --------
Stockholders' investment:
  Preferred stock, $1.00 par value --
   Authorized -- 1,000,000 shares
   Issued and outstanding -- none............................       --          --
  Common stock, $.05 par value --
   Authorized -- 40,000,000 shares
   Issued -- 15,800,226 and 15,726,769 shares................       790         786
  Paid-in capital............................................    40,564      40,113
  Retained earnings..........................................    83,679      76,505
                                                               --------    --------
                                                                125,033     117,404
  Less treasury stock, at cost (235,581 shares)..............       277         277
                                                               --------    --------
    Total stockholders' investment...........................   124,756     117,127
                                                               --------    --------
                                                               $164,027    $155,603
                                                               ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                      ALTRON INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS

                                        THREE MONTHS ENDED   SIX MONTHS ENDED
                                        -------------------  -----------------
                                        JULY 4,   JUNE 28,   JULY 4,  JUNE 28,
                                          1998      1997       1998     1997
                                        --------- ---------  -------- --------
(IN THOUSANDS, EXCEPT PER SHARE DATA,
UNAUDITED)
Net sales.............................. $  51,664 $  40,560  $102,232 $83,728
Cost of sales..........................    41,693    31,368    82,347  64,306
                                        --------- ---------  -------- -------
Gross profit...........................     9,971     9,192    19,885  19,422
Selling, general and administrative
 expenses..............................     4,326     3,457     8,659   6,820
                                        --------- ---------  -------- -------
Income from operations.................     5,645     5,735    11,226  12,602
Other income...........................       266       403       546     838
Interest expense.......................         2        18         7      26
                                        --------- ---------  -------- -------
Income before provision for income
 taxes.................................     5,909     6,120    11,765  13,414
Provision for income taxes.............     2,307     2,485     4,591   5,439
                                        --------- ---------  -------- -------
Net income............................. $   3,602 $   3,635  $  7,174 $ 7,975
                                        ========= =========  ======== =======
Basic earnings per share............... $    0.23 $    0.24  $   0.46 $  0.52
                                        ========= =========  ======== =======
Basic weighted average shares
 outstanding...........................    15,553    15,279    15,541  15,266
                                        ========= =========  ======== =======
Diluted earnings per share............. $    0.22 $    0.22  $   0.45 $  0.49
                                        ========= =========  ======== =======
Diluted weighted average shares
 outstanding...........................    16,049    16,194    16,055  16,204
                                        ========= =========  ======== =======


The accompanying notes are an integral part of these consolidated financial statements.

                      ALTRON INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              SIX MONTHS ENDED
                                                              -----------------
                                                              JULY 4,  JUNE 28,
                                                               1998      1997
                                                              -------  --------
(IN THOUSANDS, UNAUDITED)
Cash flows from operating activities:
  Net income................................................. $ 7,174  $  7,975
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization............................   4,214     3,330
    Deferred income taxes....................................     573        64
    Changes in current assets and liabilities:
      Accounts receivable....................................    (286)   (2,674)
      Inventories............................................  (4,645)   (5,576)
      Other current assets...................................    (387)     (672)
      Accounts payable.......................................    (156)    5,567
      Accrued payroll and other employee benefits............     266      (317)
      Other accrued expenses.................................     112      (953)
                                                              -------  --------
  Net cash provided by operating activities..................   6,865     6,744
                                                              -------  --------
Cash flows from investing activities:
  Sales of investments, net..................................   2,531     2,391
  Capital expenditures.......................................  (8,833)  (13,125)
                                                              -------  --------
  Net cash used in investing activities......................  (6,302)  (10,734)
                                                              -------  --------
Cash flows from financing activities:
  Proceeds from issuance of common stock.....................     455       388
                                                              -------  --------
  Net cash provided by financing activities..................     455       388
                                                              -------  --------
Net change in cash and cash equivalents......................   1,018    (3,602)
Cash and cash equivalents, beginning of period...............  11,926    14,949
                                                              -------  --------
Cash and cash equivalents, end of period..................... $12,944  $ 11,347
                                                              =======  ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest................................................. $   267  $    267
    Income taxes.............................................   3,648     5,483

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

(2) INTERIM FINANCIAL STATEMENTS

  In the opinion of the Company's management, these interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for such periods. The unaudited results of operations for the quarter and six months ended July 4, 1998 are not necessarily an indication of the results of operations for the full year.

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

(3) NEW ACCOUNTING PRONOUNCEMENTS

  Effective January 4, 1998, the Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. The Company's total comprehensive income for the periods presented was the same as reported net income.

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

(4) INVENTORIES

  Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes materials, labor and manufacturing overhead. Inventories consisted of $12.3 million of raw materials and $21.0 million of work-in-process as of July 4, 1998 and $15.3 million of raw materials and $13.3 million of work-in-process as of January 3, 1998.

(5) EARNINGS PER SHARE

  Calculations of basic and diluted earnings per share information are as follows:

                                            THREE MONTHS ENDED   SIX MONTHS ENDED
                                            -------------------  ----------------
                                            JULY 4,   JUNE 28,   JULY 4, JUNE 28,
                                              1998      1997      1998     1997
                                            --------- ---------  ------- --------
    (IN THOUSANDS, EXCEPT PER SHARE DATA)
    Net Income...........................   $   3,602 $   3,635  $ 7,174 $ 7,975
    Basic weighted average shares
     outstanding.........................      15,553    15,279   15,541  15,266
    Common stock equivalents.............         496       915      514     938
    Diluted weighted average shares
     outstanding.........................      16,049    16,194   16,055  16,204
    Basic earnings per share.............   $    0.23 $    0.24  $  0.46 $  0.52
    Diluted earnings per share...........   $    0.22 $    0.22  $  0.45 $  0.49

(6) SIGNIFICANT CUSTOMERS

  One customer accounted for 16% of net sales for the six month period ended July 4, 1998. Two customers accounted for 11% and 10% of net sales for the six month period ended June 28, 1997.

                     ALTRON INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Net sales for the second quarter of 1998 were $51.7 million, as compared to net sales of $40.6 million for the same quarter of 1997. Net sales for the first six months of 1998 were $102.2 million, as compared to $83.7 million for the same period last year. The higher sales in 1998 resulted principally from increased value added shipments to the Company's larger customers in the communications and computer segments of the electronics industry.

  Value added sales for the second quarter of 1998 were $39.1 million or approximately 76% of net sales, compared to $28.3 million or 70% of net sales in the second quarter of 1997. Printed circuit board sales for the second quarter of 1998 were $12.6 million or 24% of net sales compared to $12.3 million or 30% of net sales in the second quarter of 1997. For the first six months of 1998, value added sales were $78.7 million or 77% of net sales compared with $59.3 million or 71% for 1997. Printed circuit board sales for the first six months of 1998 and 1997 were $23.5 million or 23% of net sales and $24.4 million or 29% of net sales, respectively.

  Gross margin as a percentage of net sales for the second quarter of 1998 was 19.3%, as compared to 22.7% for the same period of 1997. For the first six months of 1998, gross margin was 19.5%, as compared to 23.2% for the same 1997 period. The decrease for the periods resulted primarily from a shift in shipment mix to a higher level of value added printed circuit assembly and systems build products which have lower gross margins, coupled with startup costs associated with major new customer programs and continued increased pricing pressures. In addition, higher depreciation and related facility costs resulting from the Company's new backplane and systems facility and the continued investment in facilities and equipment to further increase capacity and capabilities for the printed circuit operation also impacted gross margins.

  Selling, general and administrative expenses as a percentage of net sales were 8.4% in the second quarter of 1998 and 8.5% for the same quarter of 1997. For the first six months of 1998, selling, general and administrative expenses as a percentage of net sales were 8.5%, as compared to 8.1% in 1997. The increase for the six month period resulted primarily from higher payroll and related expenses associated with additional sales and program management personnel. Secondarily, higher sales expense resulted from increased commissionable sales made by independent sales representatives.

  The decrease in other income in the second quarter and first six months of 1998, as compared to 1997, was principally due to lower cash balances available for investment. Interest expense for the second quarter and first six months of 1998 was approximately the same as the respective 1997 periods.

  The Company's effective tax rate for the second quarter and first six months of 1998 was 39%, as compared to approximately 40.5% for the same 1997 periods, principally due to increased tax credits.

LIQUIDITY AND CAPITAL RESOURCES

  At July 4, 1998, the Company had working capital of $66.9 million and a current ratio of 4.0, as compared to $63.1 million and 3.9 at January 3, 1998. Cash and cash equivalents and short-term investments were $26.1 million at July 4, 1998 and $27.5 million at January 3, 1998. Long-term investments at July 4, 1998 were $1.7 million, as compared to $1.9 million at January 3, 1998. Capital expenditures were $8.8 million for the first six months of 1998, as compared to $13.1 million for the same period of 1997.

  During the second quarter of 1998, the Company's unsecured line of credit was increased to $10.0 million from $5.0 million, all of which was available at July 4, 1998.

  The Company believes that its existing bank credit and working capital, together with funds generated from operations, will be sufficient to satisfy anticipated sales growth and investment in manufacturing facilities and equipment. The Company had commitments for approximately $2.6 million of capital expenditures as of July 4, 1998.

YEAR 2000 COMPLIANCE

  During the second quarter, the Company continued its year 2000 date conversion project. The costs of the project are not expected to have a significant impact on the Company's results of operations and project completion is planned for the middle of 1999. There can be no assurance, however, that systems of other companies on which the Company's systems rely will be converted on a timely basis or that any such conversion failure by another company would not have an adverse effect on the Company's systems.

                     ALTRON INCORPORATED AND SUBSIDIARIES

                         PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At a Special Meeting of Stockholders held on May 21, 1998 in lieu of the 1998 Annual Meeting of Stockholders, the Company's stockholders elected the nominated Director to serve for a term of three years, and approved; (1) by a vote of 10,546,309 for, 308,720 against and 44,173 abstaining, a proposal to approve the 1997 Stock Option Plan for Nonemployee Directors, (2) by a vote of 10,734,206 for, 111,417 against and 53,579 abstaining, a proposal to approve the First Amendment to the Altron Incorporated 1995 Employee Stock Purchase Plan and, (3) by a vote of 8,047,439 for, 2,802,072 against and 49,691 abstaining, a proposal to approve the Altron Incorporated 1998 Stock Incentive Plan. The Company solicited proxies for the Special Meeting pursuant to Regulation 14 under the Securities Exchange Act. There was no solicitation in opposition to the Company's nominee for Director and the nominee was elected.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

      27 -- Financial Data Schedule

  (b) Reports on Form 8-K

      No reports on Form 8-K were filed by the Company during the quarter ended July 4, 1998.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                             ALTRON INCORPORATED

         NAME                           TITLE                         DATE
         ----                           -----                         ----

 /s/ Samuel Altschuler         Chairman of the Board of             August 14,
-----------------------        Directors and President              1998
   SAMUEL ALTSCHULER           (principal executive officer)

    /s/ Burton Doo             Executive Vice President and         August 14,
-----------------------        Director, President,                 1998
      BURTON DOO               Altron Systems Corporation

 /s/ Peter D. Brennan          Vice President, Chief Financial      August 14,
-----------------------        Officer and Treasurer                1998
   PETER D. BRENNAN            (principal financial and
                               accounting officer)

                                       10