Form 10-Q
period 1998-10-03
ALTRON INC
filed 1998-11-17
CIK 741339

-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTER ENDED                         COMMISSION FILE NUMBER
      OCTOBER 3, 1998                                   0-13230

                              ALTRON INCORPORATED
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            MASSACHUSETTS                              04-2464301
   (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

    ONE JEWEL DRIVE, WILMINGTON,                          01887
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

                                 Yes  X  No
                                     ---    ---
  The number of shares of Common Stock of the Registrant outstanding as of October 3, 1998 was 15,639,827 shares.

-------------------------------------------------------------------------------

                      ALTRON INCORPORATED AND SUBSIDIARIES

                                     INDEX

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
 PART I.  FINANCIAL INFORMATION
 ITEM 1.  Financial Statements
          Consolidated Balance Sheets -- October 3, 1998 and
           January 3, 1998............................................      3
          Consolidated Income Statements -- Three and Nine Months
           Ended October 3, 1998 and September 27, 1997...............      4
          Consolidated Statements of Cash Flows -- Nine Months Ended
           October 3, 1998 and September 27, 1997.....................      5
          Notes to Consolidated Financial Statements..................    6-7
 ITEM 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................   8-10
 PART II.  OTHER INFORMATION
 ITEM 6.   Exhibits and Reports on Form 8-K...........................     11
           Signatures.................................................     12

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      ALTRON INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)
                                                              OCTOBER 3,   JANUARY 3,
                                                                 1998         1998
                                                              -----------   --------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents..................................  $ 12,633     $ 11,926
  Short-term investments.....................................    14,374       15,556
  Accounts receivable, net...................................    26,468       25,781
  Inventories................................................    30,282       28,626
  Other current assets.......................................     3,766        3,337
                                                               --------     --------
    Total current assets.....................................    87,523       85,226
Property, plant and equipment, net...........................    72,696       65,311
Costs in excess of net assets of acquired company............     2,977        3,184
Long-term investments........................................     1,868        1,882
                                                               --------     --------
                                                               $165,064     $155,603
                                                               ========     ========
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
  Current portion of long-term debt..........................  $  3,000     $    --
  Accounts payable...........................................    14,244       16,455
  Accrued payroll and other employee benefits................     3,151        3,367
  Other accrued expenses.....................................     2,512        2,269
                                                               --------     --------
    Total current liabilities................................    22,907       22,091
                                                               --------     --------
Long-term debt...............................................     4,600        7,600
                                                               --------     --------
Deferred income taxes........................................     9,373        8,785
                                                               --------     --------
Stockholders' investment:
  Preferred stock, $1.00 par value --
   Authorized -- 1,000,000 shares
   Issued and outstanding--none..............................       --           --
  Common stock, $.05 par value --
   Authorized -- 40,000,000 shares
   Issued -- 15,875,408 and 15,726,769 shares................       794          786
  Paid-in capital............................................    41,241       40,113
  Retained earnings..........................................    86,426       76,505
                                                               --------     --------
                                                                128,461      117,404
  Less treasury stock, at cost (235,581 shares)..............       277          277
                                                               --------     --------
    Total stockholders' investment...........................   128,184      117,127
                                                               --------     --------
                                                               $165,064     $155,603
                                                               ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                      ALTRON INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS

                                  THREE MONTHS ENDED      NINE MONTHS ENDED
                               ------------------------ ----------------------
                               OCTOBER 3, SEPTEMBER 27, OCTOBER  SEPTEMBER 27,
                                  1998        1997      3, 1998      1997
                               ---------- ------------- -------- -------------
(IN THOUSANDS, EXCEPT PER
 SHARE DATA, UNAUDITED)
Net sales.....................  $51,816      $41,541    $154,048   $125,269
Cost of sales.................   42,975       32,321     125,322     96,627
                                -------      -------    --------   --------
Gross profit..................    8,841        9,220      28,726     28,642
Selling, general and
administrative expenses.......    4,548        3,655      13,207     10,475
                                -------      -------    --------   --------
Income from operations........    4,293        5,565      15,519     18,167
Other income..................      263          350         809      1,188
Interest expense..............       53            3          60         29
                                -------      -------    --------   --------
Income before provision for
income taxes..................    4,503        5,912      16,268     19,326
Provision for income taxes....    1,756        2,387       6,347      7,826
                                -------      -------    --------   --------
Net income....................  $ 2,747      $ 3,525    $  9,921   $ 11,500
                                =======      =======    ========   ========
Basic earnings per share......  $  0.18      $  0.23    $   0.64   $   0.75
                                =======      =======    ========   ========
Basic weighted average shares
outstanding...................   15,602       15,326      15,563     15,333
                                =======      =======    ========   ========
Diluted earnings per share....  $  0.17      $  0.22    $   0.62   $   0.72
                                =======      =======    ========   ========
Diluted weighted average
shares outstanding............   15,988       16,133      15,996     16,069
                                =======      =======    ========   ========


The accompanying notes are an integral part of these consolidated financial statements.

                      ALTRON INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           NINE MONTHS ENDED
                                                        ------------------------
                                                        OCTOBER 3, SEPTEMBER 27,
                                                           1998        1997
                                                        ---------- -------------
(IN THOUSANDS, UNAUDITED)
Cash flows from operating activities:
  Net income...........................................  $ 9,921      $11,500
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization......................    6,286        5,005
    Deferred income taxes..............................      588        1,823
    Changes in current assets and liabilities:
      Accounts receivable..............................     (687)      (1,571)
      Inventories......................................   (1,656)      (9,505)
      Other current assets.............................     (429)        (596)
      Accounts payable.................................   (2,211)       2,455
      Accrued payroll and other employee benefits......     (216)        (496)
      Other accrued expenses...........................      243       (1,148)
                                                         -------      -------
  Net cash provided by operating activities............   11,839        7,467
                                                         -------      -------
Cash flows from investing activities:
  Sales of investments, net............................    1,196        6,002
  Capital expenditures.................................  (13,464)     (18,697)
                                                         -------      -------
  Net cash used in investing activities................  (12,268)     (12,695)
                                                         -------      -------
Cash flows from financing activities:
  Proceeds from issuance of common stock...............    1,136          873
                                                         -------      -------
  Net cash provided by financing activities............    1,136          873
                                                         -------      -------
Net change in cash and cash equivalents................      707       (4,355)
Cash and cash equivalents, beginning of period.........   11,926       14,949
                                                         -------      -------
Cash and cash equivalents, end of period...............  $12,633      $10,594
                                                         =======      =======
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest...........................................  $   400      $   395
    Income taxes.......................................    5,395        6,117


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

(2) INTERIM FINANCIAL STATEMENTS

  In the opinion of the Company's management, these interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for such periods. The unaudited results of operations for the quarter and nine months ended October 3, 1998 are not necessarily an indication of the results of operations for the full year.

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

(4) INVENTORIES

  Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes materials, labor and manufacturing overhead. Inventories consisted of $13.2 million of raw materials and $17.1 million of work-in-process as of October 3, 1998 and $15.3 million of raw materials and $13.3 million of work-in-process as of January 3, 1998.

                      ALTRON INCORPORATED AND SUBSIDIARIES

(5) EARNINGS PER SHARE

  Calculations of basic and diluted earnings per share information are as follows:

                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                               ------------------------ -----------------------
                               OCTOBER 3, SEPTEMBER 27, OCTOBER 3 SEPTEMBER 27,
                                  1998        1997        1998        1997
                               ---------- ------------- --------- -------------
   (IN THOUSANDS, EXCEPT PER
   SHARE DATA)
   Net Income................   $ 2,747      $ 3,525     $ 9,921     $11,500
   Basic weighted average
   shares outstanding........    15,602       15,326      15,563      15,333
   Common stock equivalents..       386          807         433         736
   Diluted weighted average
   shares outstanding........    15,988       16,133      15,996      16,069
   Basic earnings per share..   $  0.18      $  0.23     $  0.64     $  0.75
   Diluted earnings per
   share.....................   $  0.17      $  0.22     $  0.62     $  0.72

(6) SIGNIFICANT CUSTOMERS

  One single customer accounted for 14.5% and 11.0% of net sales for the nine month periods ended October 3, 1998 and September 27, 1997, respectively.

                     ALTRON INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Net sales for the third quarter of 1998 were $51.8 million, as compared to net sales of $41.5 million for the same quarter of 1997. Net sales for the first nine months of 1998 were $154.0 million, as compared to $125.3 million for the same period last year. The higher sales for both the third quarter and first nine months of 1998 resulted principally from increased shipments of value added assembly products to the Company's larger customers in the communications and computer segments of the electronics industry.

  Value added sales for the third quarter of 1998 were $41.0 million or approximately 79% of net sales, compared to $30.7 million or approximately 74% of net sales in the third quarter of 1997. Printed circuit board sales for the third quarter of 1998 were $10.8 million or 21% of net sales compared to $10.8 million or 26% of net sales in the third quarter of 1997. For the first nine months of 1998, value added sales were $119.6 million or 78% of net sales compared with $90.0 million or 72% for 1997. Printed circuit board sales for the first nine months of 1998 were $34.4 million or 22% of net sales compared to $35.3 million or 28% of net sales in the third quarter of 1997.

  Gross margin as a percentage of net sales for the third quarter of 1998 was 17.1% as compared to 22.2% for the same period of 1997. For the first nine months of 1998, gross margin was 18.6%, as compared to 22.9% for the same 1997 period. The decrease in gross margin as a percentage of net sales for the 1998 periods resulted primarily from a shift in shipment mix to lower margin systems and printed circuit assembly products and pricing pressures related to the printed circuit board business. Startup costs associated with major new customer programs also contributed to the decrease but to a lesser extent. In addition, higher depreciation and related facility costs resulting from the Company's new backplane and systems facility and the continued investment in facilities and equipment to further increase capacity and capabilities for the printed circuit operation also impacted gross margins.

  Selling, general and administrative expenses as a percentage of net sales were 8.8% in the third quarters of 1998 and 1997. For the first nine months of 1998, selling, general and administrative expenses as a percentage of net sales were 8.6%, as compared to 8.4% in 1997. The increase for the nine month period resulted primarily from payroll and related expenses associated with the development of a stronger program management and sales organization to focus on further expanding the customer base. Secondarily, higher sales expense resulted from increased commissionable sales made by independent sales representatives.

  The decrease in other income in the third quarter and first nine months of 1998 as compared to 1997 was principally due to lower cash balances available for investment. Interest expense for the third quarter and first nine months of 1998 was approximately the same as the respective 1997 periods.

  The Company's effective tax rate for the third quarter and first nine months of 1998 was 39%, as compared to approximately 40.5% for the same 1997 periods principally due to increased tax credits.

LIQUIDITY AND CAPITAL RESOURCES

  At October 3, 1998, the Company had working capital of $64.6 million and a current ratio of 3.8, as compared to $63.1 million and 3.9 at January 3, 1998. Cash and cash equivalents and short-term investments were $27.0 million at October 3, 1998 and $27.5 million at January 3, 1998. Long-term investments at October 3, 1998 and January 3, 1998 were $1.9 million. Capital expenditures were $13.5 million for the first nine months of 1998, as compared to $18.7 million for the same period of 1997.

  The Company's unsecured line of credit of $10.0 million was available in its entirety at October 3, 1998. During the third quarter of 1998, the Company's $3.0 million, three-year unsecured term loan with a maturity of August 16, 1999, became a current liability.

                     ALTRON INCORPORATED AND SUBSIDIARIES

  The Company believes that its existing bank credit and working capital, together with funds generated from operations, will be sufficient to satisfy anticipated sales growth and investment in manufacturing facilities and equipment. The Company had commitments for approximately $2.0 million of capital expenditures as of October 3, 1998.

MERGER

  On September 2, 1998, Altron signed a definitive agreement to merge with Sanmina Corporation. The proposed merger will be accounted for as a pooling of interests. The merger is subject to the approval of Altron's shareholders at the Special Meeting of the Stockholders of Altron Incorporated to be held on November 30, 1998.

YEAR 2000 COMPLIANCE

  The Company is in the process of assessing its systems and equipment to determine the extent to which it may be adversely affected by Year 2000 issues. While there is still a significant amount of work to do, the Company believes it is on track toward a timely completion. This overall assessment is approximately 75% complete and the Company expects to complete the assessment process by its 1998 fiscal year-end.

  All of the major Enterprise Resource Planning (ERP) software systems in use by the Company's value added business have been upgraded to software which is Year 2000 compliant. The multilayer printed circuit board business, which presently is not compliant, is planned to be upgraded to Year 2000 compliant software during 1999. The finalization of the plan has been delayed until after the planned merger with Sanmina Corporation. Currently, the multilayer division has the ability to perform material requirement planning of sales orders beyond the year 2000. To date, a complete inventory has been taken of the Company's manufacturing equipment. A plan is in place for the compliance testing of value-added manufacturing equipment, and where necessary, software has been upgraded. The Company is in the process of completing a plan to address the equipment testing in the multilayer-printed circuit board business.

  During 1998, Altron converted all of its Novell file servers and Unix Database Servers to Year 2000 compliant versions of the operating systems. All networking hardware is Year 2000 compliant. However, software upgrades are required for full Year 2000 compliance, which are scheduled for 1999. During 1998, the Company has upgraded 80% of the noncompliant personal computers.

  Based on its assessment to date, the Company believes it will not experience any material disruption as a result of Year 2000 issues in its internal manufacturing processes, information processing or interface with key customers, or with processing orders and billing. However, if certain critical third party providers, such as those supplying electricity, water or telephone service, experience difficulties resulting in disruption of service to the Company, a shutdown of the Company's operation at individual facilities could occur for the duration of the disruption. The Company will begin the process of surveying its significant customers and suppliers to determine the extent to which Altron is vulnerable to those third parties' failures to resolve their Year 2000 issues during the first quarter of 1999. At present, the Company has not developed contingency plans but intends to determine whether to develop any such plan early in fiscal year 1999. The finalization of the plan will be completed after the merger with Sanmina Corporation. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties, the Company is unable to determine at this time whether Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.

  The Company is evaluating the total cost of Year 2000 compliance. To date, Year 2000 costs are not considered by Altron to be material to its financial conditions. At this time we estimate we will be required to incur expenditures of approximately $500,000 in order to complete Year 2000 Compliance. This amount includes the replacement of hardware, software and other applications which are outdated and due for replacement regardless of Year 2000 issues.

SUBSEQUENT EVENT

  On October 14, 1998, the Company received a billing from the town of Wilmington, Massachusetts of $2.7 million for sewer usage charges, including accrued interest of $1.2 million dating back to 1981. The Company is vigorously disputing the bill, has filed for an abatement with the Town of Wilmington Water and Sewer Commission and has filed a complaint with the Commonwealth of Massachusetts Superior Court. The Company does not believe that the ultimate resolution of this matter will have a material impact on its financial condition or results of operations.

                     ALTRON INCORPORATED AND SUBSIDIARIES

                         PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

    27--Financial Data Schedule

  (b) Reports on Form 8-K

    The Company filed a Form 8-K with the Securities and Exchange Commission on September 4, 1998 which reported the Agreement and Plan of Merger between the Company and Sanmina Corporation.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Altron Incorporated

 NAME                                              TITLE                        DATE
 ----                                              -----                        ----
     /s/ Samuel Altschuler          Chairman of the Board of Directors      November 12, 1998
 ---------------------------------- and President (principal
         SAMUEL ALTSCHULER          executive officer)

         /s/ Burton Doo             Executive Vice President and            November 12, 1998
 ---------------------------------- Director, President, Altron Systems
             BURTON DOO             Corporation

      /s/ Peter D. Brennan          Vice President, Chief Financial          November 12, 1998
 ---------------------------------- Officer and Treasurer
         PETER D. BRENNAN           (principal financial and accounting
                                    officer)